Form 10QSB
period 1995-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1995-11-08
CIK 745538

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period.........to.........

                         Commission file number 0-14578


            HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)


         Massachusetts                                   04-2825863
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number (803) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .




                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995
 Assets
    Cash and cash equivalents
       Unrestricted                                            $ 1,355,882
       Restricted--tenant security deposits                        168,579
    Accounts receivable                                            144,121
    Escrows for taxes                                              138,317
    Other assets                                                    13,268
       Land                                     $ 1,120,655
       Building and related personal property    13,019,282
                                                 14,139,937
       Less accumulated depreciation             (3,551,016)    10,588,921

                                                               $12,409,088

 Liabilities and Partners' Capital (Deficit)
    Accounts payable                                           $    54,650
    Tenant security deposits                                       168,579
    Accrued taxes                                                  294,109
    Other liabilities                                              149,133

 Partners' Capital (Deficit)
    General partners                            $   (44,997)
    Limited partners (15,698 units
       issued and outstanding)                   11,787,614     11,742,617

                                                               $12,409,088

[FN]

                 See Accompanying Notes to Financial Statements

b)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended            Nine Months Ended
                                        September 30,                September 30,
                                      1995        1994            1995           1994
 Revenues:
    Rental income                  $693,247     $637,444      $2,141,689     $1,799,344
    Other income                     35,057       18,381         111,910         47,157
       Total revenues               728,304      655,825       2,253,599      1,846,501

 Expenses:
    Operating                       225,323      210,923         685,990        624,820
    General and administrative       73,167       43,225         245,459        190,233
    Property management fees         34,658       30,135         122,761         94,871
    Maintenance                     124,630      140,589         339,258        306,223
    Depreciation                    148,578      143,013         431,885        422,445
    Property taxes                   97,933       96,824         280,801        289,739
    Tenant reimbursements           (28,071)     (71,969)        (78,302)      (145,576)
       Total expenses               676,218      592,740       2,027,852      1,782,755

 Casualty loss                           --           --         (25,325)            --

       Net income                  $ 52,086     $ 63,085      $  200,422     $   63,746

 Net income allocated
    to general partners (2%)       $  1,041     $  1,262      $    4,008     $    1,275
 Net income allocated
    to limited partners (98%)        51,045       61,823         196,414         62,471

                                   $ 52,086     $ 63,085      $  200,422     $   63,746
 Net income per limited
    partnership unit               $   3.25     $   3.94      $    12.52     $     3.98

[FN]

                   See Accompanying Notes to Financial Statements

c)                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)


                                    Limited
                                  Partnership   General      Limited
                                     Units      Partners     Partners         Total
 Original capital
   contributions                    15,698     $    200    $15,698,000     $15,698,200
 Partners' capital (deficit)
   at December 31, 1994             15,698     $(49,005)   $11,591,200     $11,542,195
 Net income for the nine months
    ended September 30, 1995            --        4,008        196,414         200,422
 Partners' capital (deficit)
   at September 30, 1995            15,698     $(44,997)   $11,787,614     $11,742,617

[FN]

                   See Accompanying Notes to Financial Statements

d)                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                        Nine Months Ended
                                                           September 30,
                                                        1995          1994
 Cash flows from operating activities:
    Net income                                     $  200,422     $  63,746
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                   431,885       422,445
       Amortization of leasing commissions              2,960         7,313
       Casualty loss                                   25,325            --
       Change in accounts:
        Restricted cash                                (2,226)      (30,838)
        Accounts receivable                             5,373      (178,340)
        Escrows for taxes                             (84,061)     (158,113)
        Other assets                                    9,242        97,761
        Accounts payable                              (45,930)       16,490
        Tenant security deposit liabilities             2,226        40,307
        Accrued taxes                                  45,962        53,408
        Other liabilities                              31,357        73,328
            Net cash provided by
                operating activities                  622,535       407,507


 Cash flows from investing activities:
    Property improvements and replacements           (349,719)      (44,433)
    Cash invested in short-term investments          (610,716)           --
    Cash received from matured investments          1,113,686            --
    Insurance proceeds from property damage           237,140            --
            Net cash provided by (used in)
                investing activities                  390,391       (44,433)

 Net increase in cash                               1,012,926       363,074

 Cash at beginning of period                          342,956       113,305
 Cash at end of period                             $1,355,882     $ 476,379

[FN]

                   See Accompanying Notes to Financial Statements



Supplemental Disclosure of Non-Cash Activity

Investment property and accumulated depreciation were adjusted by $275,659 and $91,058 in connection with ice damage to the roofs and interiors of two buildings at Lewis Park Apartments. The property damage resulted in a loss of $25,325, arising from proceeds receivable from the insurance carrier of $181,040 which were less than the basis of the property plus expenses to replace the roofs and interiors damaged.

[FN]
                   See Accompanying Notes to Financial Statements

e)                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


Note A - Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

      Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B   Transactions with Affiliated Parties

      The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

      The following payments were made to Insignia Financial Group, Inc. and its affiliates for the nine months ended September 30, 1995 and 1994.



                                                 For the Nine Months Ended
                                                        September 30,
                                                   1995               1994

 Property management fees                       $122,761            $49,363
 Asset management fees                           126,669             45,075
 Reimbursement for services of affiliates         86,374             48,258


Note B - Transactions with Affiliated Parties - continued

     The following payments were made to Hampton Realty Partners, L.P. and its affiliates for the nine months ended September 30, 1994.

                                                  For the Nine Months Ended
                                                       September 30, 1994


 Property management fees                               $ 45,508
 Asset management fees                                    50,000
 Reimbursement for services of affiliates                 44,000


    The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Partnership's investment properties consist of one apartment complex and one office building. The following table sets forth the average occupancy of the properties for the quarters ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy
 Property                                         1995         1994

 Lewis Park Apartments                             75%          54%
    Carbondale, Illinois
 Highland Professional Tower                       95%          96%
    Kansas City, Missouri


    The General Partner attributes the increase in occupancy at Lewis Park to aggressive leasing and marketing efforts.

    The Partnership's net income for the nine months ended September 30, 1995 was $200,422 versus $63,746 for the corresponding period of 1994. The Partnership recorded net income for the three months ended September 30, 1995 and 1994 of $52,086 and $63,085, respectively. The increase in net income is primarily attributable to increased rental revenue and other income due to the significant increase in occupancy at Lewis Park as previously mentioned. Partially offsetting the increase in net income was an increase in operating expense, an increase in general and administrative expense, an increase in property management fees, an increase in maintenance expense, and a decrease in tenant reimbursements. Operating expense increased due to additional tenant concessions necessary in 1995 to increase occupancy at Lewis Park. General and administrative expense increased due to increased asset management fees which are calculated as a percentage of the tangible asset value of the Partnership. Property management fees increased as a result of increased rental revenue at Lewis Park. Tenant reimbursements decreased due to decreased occupancy at Highlands Professional Tower along with a decline in reimbursable expenses. Maintenance expense increased at Lewis Park due to interior painting and other interior upgrades combined with increased lawn maintenance and landscaping costs incurred to increase the property's curb appeal. Maintenance expense for the three months ended September 30, 1995, decreased due to the completion of repairs during prior quarters.

    During the first nine months of 1995, the Partnership recorded a casualty loss resulting from ice damage to the roofs and interiors of two buildings at Lewis Park Apartments. Although the damage was covered by insurance, the damage resulted in a loss of $25,325, arising from proceeds receivable from the insurance carrier of $181,040 which were less than the basis of the property plus expenses to replace the roofs and interiors damaged.

    As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

    At September 30, 1995, the Partnership had unrestricted cash of $1,355,882 compared to $476,379 at September 30, 1994. Net cash provided by operating activities increased primarily as a result of a decrease in accounts receivable and an increase in income in 1995 as previously discussed. Net cash provided by investing activities increased due to short-term investments maturing in 1995 along with the receipt of insurance proceeds during the first nine months of 1995 which related to the casualty loss at Lewis Park. The short-term investments that matured were reinvested in financial instruments of less than 90 days resulting in classification as cash equivalents. The increase was offset by increased capital improvements as compared to 1994. The General Partner is considering alternative capital improvement projects to improve Highland Professional Tower to attract and retain tenants.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales, financings, and the availability of cash reserves. No cash distributions were made during the first nine months of 1995 or 1994.


                             PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K: None filed during the quarter ended September 30, 1995.




                                     SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   HCW PENSION REAL ESTATE FUND
                                   LIMITED PARTNERSHIP

                                   By: HCW General Partner Ltd.,
                                       the General Partner

                                   By: IH, Inc.,
                                       the General Partner



                                   By:/s/ Carroll D. Vinson
                                      Carroll D. Vinson
                                      President




                                   By:/s/ Robert D. Long, Jr.
                                      Robert D. Long, Jr.
                                      Controller and Principal
                                      Accounting Officer


                                   Date:  November 8, 1995