Form 10KSB
period 1995-12-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1996-03-19
CIK 745538

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                            UNDER SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995

                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-14578

            HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP
              (Name of small business issuer in its charter)

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

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $3,071,477

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                     PART I

Item 1. Description of Business

      HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") is a publicly-held limited partnership organized on April 30, 1984, under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts. The General Partner of the Partnership is HCW General Partner Ltd., (the "General Partner"). HCW General Partner Ltd. is a Texas limited partnership whose sole general partner is IH, Inc.

      On April 20, 1994, Hampton Realty Partners, L.P. ("Hampton Partners"), the owner of all of the limited partner interest in the General Partner, and the shareholders of Hampton UREF Acquisition Corp. ("Hampton Corp."), the general partner of the General Partner and Hampton UREF Management, Ltd. ("UREF Management", an affiliate of Hampton Corp.), entered into a Purchase Agreement (the "Purchase Agreement") with Insignia Financial Group, Inc. ("Insignia") and several of its affiliates whereby affiliates of Insignia would purchase all of the limited partner interest in the General Partner and UREF Management, all of the outstanding stock of Hampton Corp. and certain assets related to three other limited partnerships. During the term of the Purchase Agreement, affiliates of Insignia provided property management and partnership administration services to the Partnership pursuant to subcontracts between Insignia and UREF Management, the holder of the contracts to provide property management and portfolio services to the Partnership.

      On August 8, 1994, Hampton Realty Partners, L.P. assigned its ownership interests in HCW General Partner, Ltd., formerly known as Hampton HCW General Partner Ltd., to IH, Inc., an affiliate of Insignia and Metropolitan Asset Enhancement, L.P. As a result, IH, Inc. now possesses the sole authority to direct and manage HCW General Partner, Ltd., which is the sole general partner of the Partnership. HCW General Partner, Ltd. is the successor general partner to First HCW Pension Real Estate, Inc., a wholly-owned subsidiary of North American Mortgage Investors, Inc. and WBK Associates Two Limited Partnership, a Massachusetts limited partnership, the general partner of which is Southmark
Investment Group, Inc.   A special meeting of the limited Partners of HCW
Pension Real Estate Fund Limited Partnership was held on November 19, 1993, pursuant to a call by First HCW Pension Real Estate, Inc. for the purpose of considering a proposal in which Hampton HCW General Partner, Ltd. would substitute as the new general partner of the Partnership. On motion made and carried by the affirmative vote of 10,172 units in favor of the proposal, the proposal was adopted. Hampton HCW General Partner, Ltd. officially became the General Partner on December 16, 1993. The address of the General Partner is One Insignia Financial Plaza, P.O. Box 1089, Greenville, South Carolina 29602.

      Prior to December 14, 1992, the Managing General Partner, First HCW Pension Real Estate, Inc., authorized the business of the Partnership to be managed by McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of Robert A. McNeil ("McNeil"). On December 14, 1992, SHL Properties Realty Advisors, Inc. ("SHL") began managing the day-to-day operations of the Partnership. In August 1993, SHL changed its name to Hampton Realty Advisors, Inc. ("Hampton').

      On August 17, 1984, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 0-14578) and commenced a public offering for sale of $25,000,000 of Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed on March 14, 1986, with 15,698 units sold at $1,000 each, or gross proceeds of $15,698,000 to the Partnership.

      Pursuant to the purchase agreement dated August 8, 1994, affiliates of IH, Inc. acquired certain assets from Hampton Realty Partners, L.P. and its affiliates, service contract rights to all partnerships affiliated with Hampton Realty, L.P. and receivables from partnerships other than the Partnership. In addition, an affiliate of Metropolitan Asset Enhancement, L.P. acquired the limited partnership interest in HCW General Partner, Ltd. on August 8, 1994.

      As previously reported, affiliates of Insignia commenced providing property management and administrative services to the Partnership on April 21, 1994. Such services continued to be performed by the Insignia affiliates on the same terms after August 8, 1994.

      A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

      The Registrant has no employees. Management and administrative services are performed by HCW General Partner, Ltd., the General Partner, and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). Pursuant to a management agreement between them, Insignia affiliates provide property management services to the Registrant.

      The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's properties are subject to competition from similar properties in the vicinities in which they are located. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.

 Item 2.    Description of Properties

      The following table sets forth the Registrant's investments in properties:


                                Date of
     Property                   Purchase     Type of Ownership         Use
 Lewis Park Apartments           11/86         Fee ownership         Apartment
   Carbondale, Illinois                                              269 units

 Highland Professional Tower     10/92         Fee ownership         Office Bldg.
   Kansas City, Missouri                                             104,312 sq.ft.


Schedule of Properties:


                            Gross
                          Carrying     Accumulated                        Federal
 Property                   Value      Depreciation    Rate    Method    Tax Basis
 Lewis Park Apartments  $ 9,006,339     $3,021,878     5-40     S/L     $3,506,010
 Highland Professional
  Tower                   5,212,536        657,778     5-25     S/L      4,054,939

                        $14,218,875     $3,679,656                      $7,560,949


      See "Note A" to financial statements in "Item 7" for descriptions of the Partnership's depreciation policy.


      Average annual rental rate and occupancy for 1995 and 1994 for each property:


                                        Average Annual              Average Annual
                                         Rental Rates                  Occupancy
 Property                           1995             1994           1995      1994
 Lewis Park Apartments             $7,595/unit      $7,339/unit      78%       64%

 Highland Professional Tower       13.13/sq.ft.     13.28/sq.ft.     94%       95%


       The General Partner attributes the increase in occupancy at Lewis Park to an aggressive leasing campaign for the 1995 Fall Semester. Due to this campaign, occupancy at December 31, 1995, was 95%.

       As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential tenants' lease terms are for one year or less. No residential or commercial tenants lease 10% or more of the available rental space.

Schedule of Lease Expirations:

       The following is a schedule of the commercial lease expirations for the years 1996 and thereafter:

                       Number of                             % of Gross
                     Expirations  Square Feet  Annual Rent  Annual Rent

           1996             12         22,916      324,267        24.62%
           1997              3         18,237      228,248        17.33%
           1998              8         13,111      170,793        12.97%
           1999              1          1,090       16,982         1.29%
           2000              4          4,583       65,514         4.97%
           2001              1          2,200        6,996          .53%
           Thereafter        0              0            0            0


       The principal businesses of the tenants located at Highland Professional Tower are medical practices.


       Real estate taxes and rates in 1995 for each property were:

                                                  1995       1995
                                                 Billing     Rate

          Lewis Park Apartments                 $234,672     9.60%
          Highland Professional Tower            139,757     9.19%


Item 3. Legal Proceedings

    The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the Partnership's financial condition, results of operations, or liquidity. (See "Note D" of financial statements.)


Item 4. Submission of Matters to a Vote of Security Holders

    During the fourth quarter of 1995, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                    PART II


Item 5. Market for Partnership Equity and Related Partner Matters

    As of December 31, 1995, there was minimal trading of the Units in the secondary market establishing a value of $200 per unit as quoted in the January 1996 Stanger Report. There are 1,626 holders of record owning an aggregate of 15,698 Units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. Distributions of $459,976 were made in 1995 of which $450,776 were made to the Limited Partners and $9,200 were made to the General partner. No cash distributions were paid in 1994. The distributions consisted of cash from operations and reserves. Cumulative distributions through December 31, 1995, were $9,235,933 to the
Limited Partners and $188,735 to the General Partner.   Future distributions
will depend on the levels of cash generated from operations, financings, property sales and the availability of cash reserves.


Item 6. Management's Discussion and Analysis or Plan of Operation

    This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

    The Partnership's net income as shown in the financial statements for the year ended December 31, 1995, was $371,057 versus $242,717 for the year ended December 31, 1994, (see "Note B" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income). The increase in net income is primarily attributable to increased rental revenue and other income due to the significant increase in occupancy at Lewis Park Apartments as previously noted. Other income also increased due to management's aggressive collection of late fees and cancellation fees. Partially offsetting these increases were increases in general and administrative expense, property management fees and maintenance expense, and a decrease in tenant reimbursements. General and administrative expense increased due to increased asset management fees which are calculated as a percentage of the tangible asset value of the Partnership. Property management fees increased as a result of increased rental revenue at Lewis Park. Tenant reimbursements decreased due to decreased occupancy at Highlands Professional Tower. Maintenance expense increased at Lewis Park due to interior painting and other interior upgrades combined with increased lawn maintenance and landscaping costs incurred to increase the property's curb appeal. In addition, the Partnership recognized a loss on disposal of property in 1995 as a result of the replacement of the roof at Highlands Professional Park.

    During the first quarter of 1995, the Partnership recorded a casualty loss resulting from ice damage to the roofs and interiors of two buildings at Lewis Park Apartments. Although the damage was covered by insurance, the damage resulted in a loss of $18,441, arising from proceeds received of $181,040 which were less than the basis of the property plus expenses to replace the roofs and interiors damaged.

    As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

    At December 31, 1995, the Partnership had unrestricted cash of $1,109,687 compared to $342,956 at December 31, 1994. Net cash provided by operating activities increased primarily as a result of increased net income as discussed above. Accounts payable increased in 1995 as a result of the timing of payments to vendors. Net cash provided by investing activities increased as a result of maturing short-term investments in 1995 which were not reinvested and the receipt of insurance proceeds as discussed above. Property improvements also increased during 1995 due to efforts at Lewis Park to increase occupancy and to replace damaged units as a result of the casualty as disclosed. Net cash used in financing activities increased due to partners being paid distributions during 1995.

    The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. Cash distributions of $459,976 were paid during the year ended December 31, 1995. Future cash distributions will depend on the levels of net cash generated from operations, financings, property sales and the availability of cash reserves.


Item 7.  Financial Statements


HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS




    Independent Auditors' Report

    Balance Sheet - December 31, 1995

    Statements of Operations - Years ended December 31, 1995 and 1994

    Statements of Changes in Partner's Capital (Deficit) - Years ended December 31, 1995 and 1994

    Statements of Cash Flows - Years ended December 31, 1995 and 1994

    Notes to Financial Statements




INDEPENDENT AUDITORS' REPORT

The Partners
HCW Pension Real Estate Fund Limited Partnership

We have audited the accompanying balance sheet of HCW Pension Real Estate Fund Limited Partnership ("the Partnership") as of December 31, 1995, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 21, 1996




                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEET

                                December 31, 1995


 Assets
       Cash:
          Unrestricted                                            $ 1,109,687
          Restricted--tenant security deposits                        172,712
       Accounts receivable                                            153,159
       Escrows for taxes                                              119,665
       Other assets                                                    12,047
       Investment properties (Note F):
          Land                                     $ 1,120,655
          Buildings and related personal            13,098,220
                                                    14,218,875
          Less accumulated depreciation             (3,679,656)    10,539,219

                                                                  $12,106,489

 Liabilities and Partners' Capital (Deficit)
 Liabilities
       Accounts payable                                           $   127,571
       Tenant security deposits                                       169,959
       Accrued taxes                                                  246,095
       Other liabilities                                              109,588

 Partners' Capital (Deficit)
       General partner                             $   (50,784)
       Limited partners (15,698 units
          issued and outstanding)                   11,504,060     11,453,276

                                                                  $12,106,489



                 See Accompanying Notes to Financial Statements

                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                             STATEMENTS OF OPERATIONS



                                                      Years Ended December 31,
                                                         1995           1994
 Revenues:
      Rental income                                  $2,929,259     $2,593,223
      Other income                                      142,218         71,786
          Total revenues                              3,071,477      2,665,009

 Expenses:
      Operating                                         800,513        845,448
      General and administrative                        290,371        260,817
      Property management fees                          164,733        140,906
      Maintenance                                       548,132        394,487
      Depreciation                                      581,215        565,107
      Property taxes                                    372,690        386,411
      Tenant reimbursements                            (135,839)      (162,397)
          Total expenses                              2,621,815      2,430,779

 Loss on disposal of property                           (60,164)            --

 Casualty (loss) gain (Note E)                          (18,441)         8,487

          Net income (Note B)                        $  371,057     $  242,717


 Net income allocated to general
      partner (2%)                                   $    7,421     $    4,854
 Net income allocated to limited
      partners (98%)                                    363,636        237,863
                                                     $  371,057     $  242,717

 Net income per limited partnership unit             $    23.16     $    15.15



                 See Accompanying Notes to Financial Statements

                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                    Limited
                                  Partnership    General     Limited
                                     Units       Partner     Partners         Total
 Original capital contributions      15,698           --    15,698,000      15,698,000

 Partners' capital (deficit) at
    December 31, 1993                15,698     $(53,859)  $11,353,337     $11,299,478

 Net income for the year ended
    December 31, 1994                    --        4,854       237,863         242,717

 Partners' capital (deficit) at
    December 31, 1994                15,698      (49,005)   11,591,200      11,542,195

 Distributions paid to partners          --       (9,200)     (450,776)       (459,976)

 Net income for the year ended
    December 31, 1995                    --        7,421       363,636         371,057

 Partners' capital (deficit) at
   at December 31, 1995             15,698     $(50,784)  $11,504,060     $11,453,276

                 See Accompanying Notes to Financial Statements

                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                        Years Ended December 31,
                                                            1995          1994
 Cash flows from operating activities:
   Net income                                          $  371,057     $ 242,717
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                       581,215       565,107
       Amortization of leasing commissions                  3,704         8,154
       Casualty loss (gain)                                18,441        (8,487)
       Loss on disposal of property                        60,164            --
       Change in accounts:
        Restricted cash                                    (6,359)      (45,614)
        Accounts receivable                                (3,666)     (138,869)
        Escrows for taxes                                 (65,409)      (54,256)
        Other assets                                       65,819       148,892
        Accounts payable                                   55,639        23,545
        Tenant security deposit liabilities                 5,370        48,509
        Accrued taxes                                      (2,052)       11,083
        Other liabilities                                 (19,293)       (5,253)

          Net cash provided by operating activities     1,064,630       795,528

 Cash flows from investing activities:
   Property improvements and replacements                (500,169)      (62,907)
   Cash invested in short-term investments               (610,716)     (502,970)
   Cash received from matured investments               1,113,686            --
   Net insurance proceeds from property damage            159,276            --

          Net cash provided by (used in)
           investing activities                           162,077      (565,877)

 Cash flows from financing activities:
   Partners' distributions                               (459,976)           --

          Net cash used in financing activities          (459,976)           --

 Net increase in cash                                     766,731       229,651

 Cash at beginning of year                                342,956       113,305

 Cash at end of year                                  $ 1,109,687     $ 342,956

                 See Accompanying Notes to Financial Statements

                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                December 31, 1995


Note A - Organization and Summary of Significant Accounting Policies

Organization: HCW Pension Real Estate Fund Limited Partnership (the "Partnership") is a limited partnership organized pursuant to the laws of the Commonwealth of Massachusetts on April 30, 1984. On August 17, 1984, a registration statement was declared effective by the Securities and Exchange Commission. The Partnership commenced operations on June 5, 1985. The Partnership operates an apartment property and a commercial property located in the Midwest.

On August 8, 1994, Hampton Realty Partners, L.P., the owner of all of the limited partner interests in the Managing General Partner, assigned its general partnership interest in Hampton HCW General Partner, Ltd. to IH, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia") and Metropolitan Asset Enhancement, L.P. Also effective August 8, 1994, Hampton HCW General Partner, Ltd. changed its name to HCW General Partner, Ltd. As a result, IH, Inc. now possesses the sole authority to direct and manage HCW General Partner, Ltd., which is the sole general partner of the Partnership.

Pursuant to the purchase agreement dated August 8, 1994, affiliates of IH, Inc. acquired certain assets from Hampton Realty Partners, L.P. and its affiliates, including the general partnership interest assigned to IH, Inc., service contract rights to all partnerships affiliated with Hampton Realty, L.P. and receivables from partnerships other than the Partnership. In addition, an affiliate of Metropolitan Asset Enhancement, L.P. acquired the limited partnership interest in HCW General Partner, Ltd. from the termination of an escrow, which occurred on December 31, 1994.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Distributions to the partners are paid from operations of the Partnership's properties, from sales or refinancing of properties, or from working capital reserves. Distributions from operations are distributed 98% to the Limited Partners and 2% to the General Partner.

Distributions of cash from sales and refinancings or from working capital reserves are made in the following order:

(a) First to the Limited Partners in an amount equal to their adjusted capital contributions; then,

(b) to the Limited Partners in an amount equal to a 12% cumulative noncompounded annual return on their average adjusted capital contribution for Partners who invested on or before March 1, 1985, and 10% to all others; then,

(c) 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received, in addition to amounts received pursuant to (a) and (b), an amount equal to 2% cumulative, noncompounded annual return on their average adjusted capital contributions; then,

(d)   thereafter, 85% to the Limited Partners and 15% to the General Partner.

During 1995, the Partnership distributed cash of $450,776 to the Limited Partners and $9,200 to the General Partner. During 1994, no distributions were made.

Allocation of Profits, Gains and Losses: The Partnership Agreement provides for net income or loss arising from Partnership operations other than sales, financings or refinancings to be allocated 98% to the Limited Partners and 2% to the General Partner.

Net income arising from a sale, financing or refinancing is to be allocated as follows: (i) to those partners who have negative balances in their capital accounts in proportion to and to the extent of such negative balances, (ii) to the Limited Partners in an amount equal to their adjusted capital contributions,
(iii) to the Limited Partners in an amount equal to a 12% cumulative, noncompounded annual return on their average adjusted capital contributions for Limited Partners who invested prior to March 1, 1985, and 10% to all others,
(iv) 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received an amount equal to a 2% cumulative, noncompounded annual return on their average adjusted capital contributions, and (v) thereafter, 85% to the Limited Partners and 15% to the General Partner.

Net losses from a sale, financing or refinancing are to be allocated as follows:
(i) to any partners having positive capital account balances in proportion to and to the extent of such positive balances, and (ii) thereafter, 98% to the Limited Partners and 2% to the General Partner.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt. The Partnership's allocations for 1995 and 1994 have been made in accordance with these provisions.

Escrows for Taxes: These escrows are held by the Partnership and are designated for the payment of real estate taxes.

Depreciation: Depreciation for financial statement purposes is determined using the straight-line method over the estimated lives of the apartment properties and related personal property.

For Federal income tax purposes, the accelerated cost recovery method is used
(1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years.


Note A - Organization and Summary of Significant Accounting Policies (Continued)

Effective generally for property placed in service on or after May 13, 1993, the Deficit Reduction Act of 1993 increases the depreciation period from 31.5 to 39 years, although transition rules apply to property placed in service before 1994.

Amortization: Lease commissions are being amortized over the terms of the respective leases using the straight-line method.

Cash and Cash Equivalents: The Partnership considers unrestricted cash and certificates of deposit to be cash. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash--Tenant Security Deposits: The Partnership requires security deposits from all residential and some commercial lessees for the duration of the lease and considers them restricted cash. Deposits are refunded when the tenant vacates if there has been no damage and no rents due.

Leases: The Partnership generally leases its residential property for twelve month terms or less. Rental income is recognized over the terms of the leases as it is earned. The Partnership leases its commercial property under noncancelable operating leases that expire over the next five years. Some leases provide concessions and periods of escalating or free rent. Rental income is recognized on a straight-line basis over the life of the lease. Any excess of rental income recognized over the contractual rental payments due is recorded as accrued rent receivable. As of December 31, 1995, this balance was approximately $36,000.

Investment Properties: During the fourth quarter of 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.
The adoption of FASB No. 121 had no effect on the Partnership's financial statements.

Reclassifications: Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and investments approximates fair value due to short-term maturities.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was $20,994 and $15,286 for the years ended December 31, 1995 and 1994, respectively.


Note B - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Note B - Income Taxes (Continued)

The following is a reconciliation of reported net income and Federal taxable income:

                                                       1995           1994

 Financial statement net income                      $371,057      $ 242,717
 Add:
   Excess of book loss over tax gain on
         disposal of property                         127,112             --
   Excess of book over tax depreciation               182,661        186,176
   Unearned rents, recognized for tax
        purposes as received                            9,748         49,391
   Other tax adjustments                              (51,036)        23,175

   Taxable income                                    $639,542       $501,459


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


                 Net assets as reported            $11,453,276
                 Investment properties
                   at cost                             216,650
                 Accumulated depreciation              763,023
                 Syndication costs                   1,707,780
                 Other                                  44,337
                 Net assets - tax basis            $14,185,066


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services (based on a percentage of revenue) and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and affiliates in 1995 and 1994 are as follows:

                                              For the Year Ended December 31,
                                                  1995              1994

 Property management fees                       $164,733          $95,397
 Asset management fees                           154,924           75,801
 Reimbursement for services
           of affiliates                         116,272          112,814


Note C - Transactions with Affiliated Parties (Continued)

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

The following payments were made to Hampton Realty Partners, L.P. and its affiliates for the year ended December 31, 1994:
                                                     For the Year Ended
                                                      December 31, 1994

 Property management fees                                  $ 45,509
 Asset management fees                                       27,045
 Reimbursement for services of affiliates                    26,043


Note D - Contingencies

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the Partnership's financial condition, results of operation, or liquidity.


Note E - Casualty Loss

During 1995, the Partnership recorded a casualty loss resulting from ice damage to the roofs and interiors of two buildings at Lewis Park Apartments. Although the damage was covered by insurance, the damage resulted in a loss of $18,441, arising from proceeds received from the insurance carrier of $181,040 which were less than the basis of the property plus expenses to replace the roofs and interiors damaged.

During 1994, the Partnership recorded a casualty gain resulting from storm damage at Lewis Park Apartments to the roof and interiors of four units. The damage resulted in a gain of $8,487 arising from proceeds received from the insurance carrier of $56,100 which exceeded the basis of the property plus expenses to replace the roof and interiors.

Note F - Real Estate and Accumulated Depreciation


                                       Initial Cost
                                      To Partnership

                                                 Buildings            Cost
                                                and Related        Capitalized
                                                  Personal        Subsequent to
 Description                       Land           Property         Acquisition
 Lewis Park Apartments         $  620,655       $ 7,840,267        $ 545,417
 Highland Professional
  Tower                           500,000         4,647,871           64,665
    Totals                     $1,120,655       $12,488,138        $ 610,082




                         Gross Amount At Which Carried
                              At December 31, 1995

                                 Buildings
                               And Related
                                  Personal                     Accumulated       Date of        Date       Depreciable
   Description        Land        Property         Total       Depreciation   Construction   Acquired       Life-Years
Lewis Park        $  620,655   $ 8,385,684     $ 9,006,339      $3,021,878        1972         11/86           5-40
Highland             500,000     4,712,536       5,212,536         657,778        1973         10/92           5-25
  Total           $1,120,655   $13,098,220     $14,218,875      $3,679,656


Note F - Real Estate and Accumulated Depreciation (Continued)


Reconciliation of  Real Estate and Accumulated Depreciation :

                                                  Years Ended December 31,
                                                    1995          1994
 Real Estate
 Balance at beginning of year                    $14,085,894   $14,076,851
      Property improvements                          500,169        74,007
      Disposal of property                          (367,188)      (64,964)
 Balance at End of Year                          $14,218,875   $14,085,894

 Accumulated Depreciation
 Balance at beginning of year                    $ 3,220,865   $ 2,677,970
      Additions charged to                           581,215       565,107
      Disposal of property                          (122,424)      (22,212)
 Balance at End of Year                          $ 3,679,656   $ 3,220,865


The aggregate cost of the real estate for Federal income tax purposes at December 1, 1995 and 1994, is $14,435,525 and $14,150,858. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is $2,916,633 and $2,518,079.

Note G - Revenues

The Partnership leases Highland Professional Tower, its only commercial property, under noncancelable operating lease agreements. Future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995, are as follows:


                 1996                $  717,157
                 1997                   449,886
                 1998                   188,363
                 1999                    84,160
                 2000                    47,561
                 Thereafter               2,792
                                     $1,489,919

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The Registrant has no officers or directors. The name of the directors and executive officers of IH, Inc. (the "Managing General Partner"), the General Partner of the Partnership's General Partner, HCW General Partners, Limited Partnership, and a subsidiary of Metropolitan Asset Enhancement, L.P. as of December 31, 1994, their age and the nature of all positions with IH, Inc. presently held by them are as follows:

Name                             Age          Position

Carroll D. Vinson                55           President

Robert D. Long, Jr.              28           Controller and Principal
                                              Accounting Officer

William H. Jarrard, Jr.          49           Vice President

John K. Lines                    36           Secretary

Kelley M. Buechler               38           Assistant Secretary



    Carroll D. Vinson has been President of the Managing General Partner and President of the MAE subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

    Robert D. Long, Jr. has been Controller and Principal Accounting Officer of the Managing General Partner since August 1994 and Controller and Principal Accounting Officer of the MAE subsidiaries since February 1994. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of The University of Memphis.

    William H. Jarrard, Jr. has been Vice President of Managing General Partner since August 1994 and Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") since 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

    John K. Lines has been Assistant Secretary of Managing General Partner since August 1994 and Assistant Secretary of Insignia since January 1991. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

    Kelley M. Buechler has been Assistant Secretary of Managing General Partner since August 1994 and Assistant Secretary of Insignia since January 1991.
During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

    The General Partner nor any of the directors and officers of the Managing General Partner received any remuneration from the Registrant.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

    As of December 31, 1995, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant.

    No director or officer of the Managing General Partner owns any Units. The Managing General Partner does not own any of the Limited Partnership Units.


Item 12.  Certain Relationships and Related Transactions

    The General Partner received no cash distributions from operations as General or Limited Partners during or with respect to, the fiscal year ended December 31, 1995. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

    The Registrant has a property management agreement with Insignia Management Group, L.P. pursuant to which Insignia Management Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc.
Insignia Management Group, L.P. receives a property management fee equal to 5% of apartment revenues and Insignia Commercial Group, Inc. receives a property management fee equal to 6% of commercial revenues. During the fiscal year ended December 31, 1995, Insignia Management Group, L.P. and Insignia Commercial Group, Inc. received $164,733, collectively, in fees for property management and $154,924 in fees for asset management.

    For a more detailed description of the management fee that Insignia Management Group, L.P. and Insignia Commercial Group, Inc. are entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

    For a further description of payments made by the Registrant to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Registrant, see "Note C" of the financial statements included as part of this report.


Item 13.  Exhibits and Reports on Form 8-K


(a)   Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


(b)   Reports on Form 8-K filed in the fourth quarter of fiscal year 1995:

      None.


                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           HCW PENSION REAL ESTATE FUND LIMITED
                           PARTNERSHIP

                     By:   HCW General Partner Ltd.
                           General Partner

                     By:   IH, Inc.
                           General Partner



                     By:   /s/ Carroll D. Vinson
                           Carroll D. Vinson
                           President


                     Date: March 19, 1996







   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated below.



IH, Inc.


BY:      /s/ Carroll D. Vinson
         Carroll D. Vinson
         President


By:      /s/ Robert D. Long, Jr.
         Robert D. Long, Jr.
         Controller and Chief
         Accounting Officer


                                  EXHIBIT INDEX


 Exhibit


   3. & 4. Limited Partnership Agreement (Incorporated by reference to Registration Statement No. 2-91006 on Form S-11 filed by Registrant).

   10.1        Property Management Agreement

   19.         Asset Purchase Agreement among Southmark Corporation and Robert
               A. McNeil dated October 12, 1990, between various affiliates of Southmark Corporation and Robert A. McNeil. Incorporated by reference to the Annual Report of McNeil Real Estate Fund IV, Ltd., (Commission file number 0-7894) on Form 10-K for the period ended December 31, 1991, as filed with the Securities and Exchange Commission on March 24, 1992.

   19.3 Agreed order approving Compromise, Settlement and Mutual Release Agreement between Southmark Corporation and the Southmark Affiliated Limited Partnership. Incorporated by reference to the Annual Report of McNeil Real Estate Fund IV, Ltd., (Commission file number 0-7894) on Form 10-K for the period ended
               December 31, 1991, as filed with the Securities and Exchange Commission on March 24, 1992.

   19.1        Asset Purchase Agreement among Southmark Corporation and Robert
               A. McNeil dated October 12, 1990, as amended by the First Amendment to the Asset Purchase Agreement dated February 14, 1991. Incorporated by reference to the Annual Report of McNeil Real Estate Fund IV, Ltd., (Commission file number 0-7894) on Form 10-K for the period ended December 31, 1991, as filed with the Securities and Exchange Commission on March 24, 1992.

   19.2        Asset Purchase Agreement among Southmark Corporation and Robert
               A. McNeil, dated October 12, 1990 as amended by the Second Amendment to Asset Purchase Agreement dated February 25, 1992. Incorporated by reference to the Annual Report of McNeil Real Estate Fund IV, Ltd., (Commission file number 0-7894) on Form 10-K for the period ended December 31, 1991, as filed with the Securities and Exchange Commission on March 24, 1992.

   19.3 Asset Purchase Agreement among Southmark Corporation and its affiliates and SHL Acquisition Corp. III dated March 9, 1993 as amended by the First Amendment to Asset Purchase Agreement dated April 22, 1993.

   27          Financial Data Schedule.