Form 10QSB
period 1996-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1996-05-03
CIK 745538

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X  .  No      .




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
    Cash and cash equivalents:
       Unrestricted                                                $ 1,375
       Restricted--tenant security deposits                            170
    Accounts receivable                                                120
    Escrow for taxes                                                   218
    Other assets                                                        11
    Investment properties:
      Land                                          $ 1,121
      Buildings and related personal property        13,119
                                                     14,240
      Less accumulated depreciation                  (3,814)        10,426

                                                                   $12,320


 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                               $    39
    Tenant security deposits                                           165
    Accrued taxes                                                      345
    Other liabilities                                                  101

 Partners' Capital (Deficit)

    General partners                                $   (46)
    Limited partners (15,698 units
       issued and outstanding)                       11,716         11,670

                                                                   $12,320

                 See Accompanying Notes to Financial Statements

b)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                         Three Months Ended
                                                              March 31,
                                                        1996            1995
 Revenues:
     Rental income                                      $  816          $  815
     Other income                                           32              28
       Total revenues                                      848             843

 Expenses:
     Operating                                             180             190
     General and administrative                             76              82
     Property management fees                               48              46
     Maintenance                                            94              68
     Depreciation                                          134             140
     Property taxes                                         99             102
       Total expenses                                      631             628

 Casualty loss                                              --             (25)

     Net income                                         $  217          $  190


 Net income allocated to general partners (2%)          $    4          $    4
 Net income allocated to limited partners (98%)            213             186

                                                        $  217          $  190

 Net income per limited partnership unit                $13.55          $11.89


                 See Accompanying Notes to Financial Statements

c)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
           (in thousands, except unit data and original contributions)


                                    Limited
                                  Partnership    General      Limited
                                     Units       Partners     Partners         Total
 Original capital contributions     15,698      $    200    $15,698,000     $15,698,200

 Partners' (deficit) capital
    at December 31, 1995            15,698      $    (50)   $    11,503     $    11,453

 Net income for the three
    months ended March 31, 1996         --             4            213             217

 Partners' (deficit) capital
    at March 31, 1996               15,698      $    (46)    $   11,716     $    11,670

                 See Accompanying Notes to Financial Statements


d)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                             Three Months Ended
                                                                   March 31,
                                                             1996           1995
 Cash flows from operating activities:
    Net income                                               $  217         $  190
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation                                             134            140
       Amortization of leasing commissions                        1              1
       Casualty loss                                             --             25
       Change in accounts:
        Restricted cash                                           2             (5)
        Accounts receivable                                      30             --
        Escrows for taxes                                       (99)          (119)
        Accounts payable                                        (88)           (21)
        Tenant security deposit liabilities                      (5)             4
        Accrued taxes                                            99            101
        Other liabilities                                        (8)           (17)

            Net cash provided by operating activities           283            299

 Cash flows from investing activities:
    Property improvements and replacements                      (21)           (90)
    Insurance proceeds from property damage                      --             92

            Net cash (used in) provided by
                investing activities                            (21)             2


 Net increase in cash                                           262            301

 Cash and cash equivalents at beginning of period             1,113            846

 Cash and cash equivalents at end of period                  $1,375         $1,147

                 See Accompanying Notes to Financial Statements


e)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and affiliates in 1996 and 1995 are as follows:


                                                     Three Months Ended
                                                           March 31,
                                                   1996               1995
                                                        (in thousands)

 Property management fees                          $ 48              $ 46
 Reimbursement for services of affiliates            60                74

   The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


Note C - Casualty

   During the first quarter of 1995, the Partnership recorded a casualty loss resulting from ice damage at Lewis Park Apartments to the roofs and interiors of two buildings. Although the damage was covered by insurance, the damage resulted in a loss of $25,000, arising from proceeds received from the insurance carrier of $181,000 which were less than the basis of the property plus expenses to replace the roofs and interiors damaged.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consist of one apartment complex and one office building. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 Lewis Park Apartments
   Carbondale, Illinois                              93%         89%

 Highland Professional Tower
   Kansas City, Missouri                             89%         92%


  The Managing General Partner attributes the increase in occupancy at Lewis Park to aggressive leasing and marketing efforts and the increase of units available to rent due to improvements and repairs to the available units. The decrease in occupancy at Highland Professional Tower is attributable to tenants not renewing their leases due to deferred maintenance at the property. The Managing General Partner is currently ascertaining how best to utilize the Partnership's cash and invested reserves of $1,375,000 to address the deferred maintenance and attract and retain tenants.

  The Partnership's net income for the three months ended March 31, 1996, was $217,000 versus $190,000 for the corresponding period of 1995. The increase in net income is primarily attributable to an increase in other income and a decrease in casualty loss. Other income increased due to increased interest income as interest rates and cash balances are higher in 1996 as compared to the corresponding period in 1995. The Partnership recorded a casualty loss at Lewis Park Apartments resulting from ice damage to the roofs and interiors of two buildings of $25,000 during the first quarter of 1995. Partially offsetting the increase in income was an increase in maintenance expense at Lewis Park during the first quarter of 1996 due to repair work performed on units for new tenants.

  As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

  At March 31, 1996, the Partnership had unrestricted cash of $1,375,000 compared to $1,147,000 at March 31, 1995. Net cash provided by operating activities decreased primarily as a result of a decrease in accounts payable due to the timing of payments to vendors. Net cash used in investing activities increased as a result of insurance proceeds being received in 1995. Property improvements decreased in 1996 as the Partnership incurred a casualty loss at Lewis Park during the first quarter of 1995.

  The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted and the Managing General Partner is currently ascertaining how to best address the deferred maintenance at Highland Professional Tower. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales, financings, and the availability of cash reserves. No cash distributions were made during the first three months of 1996 or 1995.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)  Reports on Form 8-K:

             None filed during the quarter ended March 31, 1996.



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




                                            HCW PENSION REAL ESTATE FUND
                                            LIMITED PARTNERSHIP


                                      By:   HCW General Partner Ltd.,
                                            the General Partner

                                      By:   IH, Inc.,
                                            the General Partner



                                      By:   /s/Carroll D. Vinson
                                            Carroll D. Vinson
                                            President




                                      By:   /s/Robert D. Long, Jr.
                                            Robert D. Long, Jr.
                                            Vice President/CAO


                                      Date: May 3, 1996