Form 10QSB
period 1996-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1996-08-05
CIK 745538

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                                  June 30, 1996


 Assets
    Cash and cash equivalents:
       Unrestricted                                                $ 1,482
       Restricted--tenant security deposits                            136
    Accounts receivable                                                103
    Escrow for taxes                                                   325
    Other assets                                                         9
    Investment properties:
       Land                                            $ 1,121
       Buildings and related personal property          13,147
                                                        14,268
       Less accumulated depreciation                    (3,949)     10,319

                                                                   $12,374


 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                               $    65
    Tenant security deposits                                           133
    Accrued taxes                                                      443
    Other liabilities                                                   51

 Partners' Capital (Deficit)
    General partners                                   $   (45)
    Limited partners (15,698 units
          issued and outstanding)                       11,727      11,682

                                                                   $12,374

                 See Accompanying Notes to Financial Statements

b)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                    Three Months Ended            Six Months Ended
                                          June 30,                     June 30,
                                      1996        1995            1996           1995
 Revenues:
    Rental income                   $   688      $   683         $ 1,504        $ 1,498
    Other income                         52           48              84             77
       Total revenues                   740          731           1,588          1,575

 Expenses:
    Operating                           281          312             509            549
    General and administrative           73           90             149            172
    Maintenance                         140          147             234            215
    Depreciation                        136          143             270            283
    Property taxes                       98           81             197            183
       Total expenses                   728          773           1,359          1,402


 Casualty loss                           --           --              --            (25)

    Net income (loss)               $    12      $   (42)        $   229        $   148

 Net income (loss) allocated
    to general partners (2%)        $     1      $    (1)        $     5        $     3

 Net income (loss) allocated
    to limited partners (98%)            11          (41)            224            145
                                    $    12      $   (42)        $   229        $   148
 Net income (loss) per limited
    partnership unit                $   .72      $ (2.63)        $ 14.27        $  9.26

                 See Accompanying Notes to Financial Statements



c)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
           (in thousands, except unit data and original contributions)


                                    Limited
                                  Partnership    General      Limited
                                     Units       Partners     Partners         Total
 Original capital contributions      15,698     $    200    $15,698,000     $15,698,200

 Partners' (deficit) capital
    at December 31, 1995             15,698     $    (50)   $    11,503     $    11,453

 Net income for the six
    months ended June 30, 1996                         5            224             229

 Partners' (deficit) capital
    at June 30, 1996                 15,698     $    (45)   $    11,727     $    11,682

                 See Accompanying Notes to Financial Statements

d)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Six Months Ended
                                                                   June 30,
                                                             1996           1995
 Cash flows from operating activities:
    Net income                                               $  229         $  148
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                             270            283
       Amortization of leasing commissions                        2              2
       Casualty loss                                             --             25
       Change in accounts:
        Restricted cash                                          37             35
        Accounts receivable                                      47             --
        Escrows for taxes                                      (206)          (217)
        Other assets                                              1             49
        Accounts payable                                        (63)            (3)
        Tenant security deposit liabilities                     (37)           (35)
        Accrued taxes                                           197            171
        Other liabilities                                       (59)           (46)

                Net cash provided by operating                  418            412

 Cash flows from investing activities:
    Property improvements and replacements                      (49)          (168)
    Net insurance proceeds from property damage                  --            173

                Net cash (used in) provided by
                                                                (49)             5

 Net increase in cash                                           369            417

 Cash and cash equivalents at beginning of period             1,113            846

 Cash and cash equivalents at end of period                  $1,482         $1,263

                 See Accompanying Notes to Financial Statements

                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                                 (in thousands)


Supplemental Disclosure of Non-Cash Activity

Other assets and accounts payable were adjusted by $181,000 and $22,000, respectively, at June 30, 1995, for non-cash amounts in connection with ice damage to the roofs and interiors of two buildings at Lewis Park Apartments. Investment property and accumulated depreciation were also adjusted by $276,000 and $91,000, respectively. The property damage resulted in a loss of $25,000, arising from proceeds receivable from the insurance carrier of $181,000 which were less than the basis of the property plus expenses to replace the roofs and interiors damaged.


e)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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


                                                      Six Months Ended
                                                           June 30,
                                                   1996               1995
                                                        (in thousands)

 Property management fees                          $ 88              $ 88
 Asset management fees                               68                91
 Reimbursement for services of affiliates            59                60


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex and one office building. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                                       Average
                                                      Occupancy
 Property                                         1996         1995

 Lewis Park Apartments
   Carbondale, Illinois                            81%         77%

 Highland Professional Tower
   Kansas City, Missouri                           86%         95%


The Managing General Partner attributes the increase in occupancy at Lewis Park to aggressive leasing and marketing efforts and the increase of units available to rent due to improvements and repairs. The decrease in occupancy at Highland Professional Tower is attributable to tenants not renewing their leases due to deferred maintenance that needs to be performed at the property. The Managing General Partner plans to start renovating and repairing Highland Professional Tower's common areas in the third quarter of 1996 and will continue throughout the year ending December 31, 1997.

The Partnership's net income for the six months ended June 30, 1996, was approximately $229,000 with the second quarter having net income of approximately $12,000. The Partnership reported net income of approximately $148,000 and a net loss of approximately $42,000 for the corresponding periods of 1995. The increase in net income is primarily attributable to a decrease in general and administrative expense and a decrease in casualty loss for the six months ended June 30, 1996. General and administrative expense decreased for the three and six months ended June 30, 1996, due to a reduction in asset management fees charged by the General Partner. The Partnership recorded a casualty loss at Lewis Park Apartments of approximately $25,000 resulting from ice damage to the roofs and interiors of two buildings during the first six months of 1995. Operating expense also decreased for three months ended June 30, 1996, as a result of converting damaged units and units which had been used for storage to leasable units. Partially offsetting the increase in net income was an increase in maintenance expense at Lewis Park for the six months ended June 30, 1996, which resulted from management's efforts to prepare vacant units for occupancy.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At June 30, 1996, the Partnership had unrestricted cash of approximately $1,482,000 compared to approximately $1,263,000 at June 30, 1995. Net cash provided by operating activities increased primarily as a result of an increased net income as discussed above. Net cash used in investing activities increased as a result of insurance proceeds being received in 1995. Property improvements decreased in 1996 as the Partnership incurred a casualty loss at Lewis Park during the first six months of 1995.

The Managing General Partner is currently addressing the deferred maintenance issues at Highlands Professional Tower. The plan includes common area renovations and repairs during the third quarter and will continue throughout the year ending December 31, 1997. The Partnership currently has no other material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales, financings, and the availability of cash reserves. No cash distributions were made during the first six months of 1996 or 1995.



                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)  Reports on Form 8-K:

             None filed during the quarter ended June 30, 1996.



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



                                      Date: August 5, 1996