Form 10QSB
period 1996-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1996-11-12
CIK 745538

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


               For the quarterly period ended September 30, 1996

                                       or

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

                               September 30, 1996

Assets
  Cash and cash equivalents:
     Unrestricted                                                 $ 1,699
     Restricted--tenant security deposits                             166
  Accounts receivable                                                  76
  Escrow for taxes                                                    403
  Other assets                                                         47
  Investment properties:
     Land                                            $ 1,121
     Buildings and related personal property          13,199
                                                      14,320
     Less accumulated depreciation                    (4,071)      10,249

                                                                  $12,640

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                $    98
  Tenant security deposits                                            165
  Accrued taxes                                                       541
  Other liabilities                                                   147

Partners' Capital (Deficit)
  General partners                                   $   (45)
  Limited partners (15,698 units
       issued and outstanding)                        11,734       11,689

                                                                  $12,640

                 See Accompanying Notes to Financial Statements


b)                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                     1996       1995           1996       1995
Revenues:
  Rental income                     $   707  $   722        $ 2,211    $ 2,220
  Other income                           43       35            127        112
     Total revenues                     750      757          2,338      2,332

Expenses:
  Operating                             267      233            769        743
  General and administrative             70       74            219        246
  Maintenance                           171      151            412        405
  Depreciation                          137      149            407        432
  Property taxes                         98       98            295        281
     Total expenses                     743      705          2,102      2,107

Casualty loss                            --       --             --        (25)

  Net income                        $     7  $    52        $   236    $   200

Net income allocated
  to general partners (2%)          $    --  $     1        $     5    $     4
Net income allocated
  to limited partners (98%)               7       51            231        196
                                    $     7  $    52        $   236    $   200
Net income per limited
  partnership unit                  $   .48  $  3.25        $ 14.75    $ 12.52

                 See Accompanying Notes to Financial Statements


c)             HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
          (in thousands, except unit data and original contributions)

                                    Limited
                                  Partnership  General      Limited
                                      Units    Partner      Partners       Total
Original capital contributions      15,698    $    200     $15,698,000  $15,698,200

Partners' (deficit) capital
  at December 31, 1995              15,698    $    (50)    $    11,503  $    11,453

Net income for the nine months
  ended September 30, 1996                           5             231          236

Partners' (deficit) capital
  at September 30, 1996             15,698    $    (45)    $    11,734  $    11,689

                 See Accompanying Notes to Financial Statements

d)            HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Nine Months Ended
                                                                September 30,
                                                           1996             1995
Cash flows from operating activities:
  Net income                                             $  236            $  200
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                            407               432
    Amortization of leasing commissions                       3                 3
    Casualty loss                                            --                25
    Change in accounts:
      Restricted cash                                         7                (3)
      Accounts receivable                                    38                17
      Escrows for taxes                                    (283)              (84)
      Other assets                                           (2)               --
      Accounts payable                                      (30)              (46)
      Tenant security deposit liabilities                    (5)               --
      Accrued taxes                                         295                46
      Other liabilities                                      72                97

            Net cash provided by operating activities       738               687

Cash flows from investing activities:
  Property improvements and replacements                   (152)             (350)
  Net insurance proceeds from property damage                --               173

            Net cash used in investing                     (152)             (177)

Net increase in cash                                        586               510

Cash and cash equivalents at beginning of period          1,113               847

Cash and cash equivalents at end of period               $1,699            $1,357

                 See Accompanying Notes to Financial Statements

e)               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of IH, Inc. ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees for property management services as noted below for the nine month periods ended September 30, 1996, and 1995, respectively. Such fees are included in the statements of operations and are reflected in the following table. The Partnership Agreement ("Agreement") provides that the Managing General Partner and its affiliates be paid asset management fees based on the "tangible asset value" as defined in the Agreement. The Agreement also provides for reimbursement to the Managing General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                      Nine Months Ended
                                                        September 30,
                                                   1996              1995
                                                       (in thousands)

Property management fees                           $128               $123
Asset management fees                               102                127
Reimbursement for services of affiliates             88                 86


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

NOTE C - CASUALTY

During the nine months ended September 30, 1995, the Partnership recorded a casualty loss resulting from ice damage to the roofs at Lewis Park Apartments and interiors of two buildings. Although the damage was covered by insurance, the damage resulted in a loss of approximately $25,000, arising from proceeds received from the insurance carrier of approximately $181,000 which were less than the basis of the property plus expenses to replace the roofs and interiors damaged.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex and one office building. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                       Average
                                                      Occupancy
Property                                          1996         1995

Lewis Park Apartments
 Carbondale, Illinois                              79%         75%

Highland Professional Tower
 Kansas City, Missouri                             87%         95%


The Managing General Partner attributes the increase in occupancy at Lewis Park to aggressive leasing and marketing efforts and the increase of units available to rent due to improvements and repairs. The average occupancy of the property fluctuates with college students who lease at the property while attending school. The decrease in occupancy at Highland Professional Tower is attributable to tenants not renewing their leases due to deferred maintenance that needs to be performed at the property. The Managing General Partner plans to start renovating and repairing Highland Professional Tower's common areas in the fourth quarter of 1996 and will continue throughout the year ending December 31, 1997.

The Partnership's net income for the nine months ended September 30, 1996, was approximately $236,000 with the three months ended September 30, 1996, recording net income of approximately $7,000. The Partnership reported net income of approximately $200,000 and $52,000 for the corresponding periods of 1995. The increase in net income for the nine months ended September 30, 1996, is primarily attributable to a decrease in general and administrative expense and a decrease in casualty loss. General and administrative expense decreased due to a reduction in asset management fees charged by the Managing General Partner as a result of a decrease in "tangible asset value" (as defined in the Partnership Agreement). The Partnership recorded a casualty loss at Lewis Park Apartments of approximately $25,000 resulting from ice damage to the roofs and interiors of two buildings during the nine months ended September 30, 1995. Partially offsetting the increase in net income was an increase in operating and maintenance expenses for the three months ended September 30, 1996. Operating expenses increased as a result of increased advertising, concessions, and contract courtesy patrol expense. Maintenance expense increased due to increases in contract yards and grounds, and contract interior painting.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At September 30, 1996, the Partnership had unrestricted cash of approximately $1,699,000 compared to approximately $1,357,000 at September 30, 1995. Net cash provided by operating activities increased primarily as a result of increased net income, as discussed above, and a decrease in accounts payable. Net cash used in investing activities decreased as a result of insurance proceeds received in 1995 from the ice damage to the roofs and interior of two buildings at Lewis Park Apartments. In addition, property improvements and replacements have decreased for the nine months ending September 30, 1996, offsetting the effect of the net insurance proceeds received in 1995.

The Managing General Partner is currently addressing the deferred maintenance issues at Highlands Professional Tower. The plan includes common area renovations and repairs during the fourth quarter and will continue throughout the year ending December 31, 1997. The Partnership currently has no other material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales, financings, and the availability of cash reserves. No cash distributions were made during the nine months ended September 30, 1996 or 1995.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1996.


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

                                     HCW PENSION REAL ESTATE FUND
                                     LIMITED PARTNERSHIP

                                     By: HCW General Partner Ltd.,
                                         the General Partner

                                     By: IH, Inc.,
                                         the General Partner


                                     By: /s/Carroll D. Vinson
                                         Carroll D. Vinson
                                         President


                                     By:/s/Robert D. Long, Jr.
                                        Robert D. Long, Jr.
                                        Vice President/CAO

                                     Date:  November 12, 1996