Form 10KSB
period 1996-12-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1997-03-17
CIK 745538

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996

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

State issuer's revenues for its most recent fiscal year.  $3,143,000

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


                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                     PART I

Item 1. Description of Business

HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") is a publicly-held limited partnership organized on April 30, 1984, under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts. The General Partner of the Partnership is HCW General Partner Ltd., (the "General Partner"). HCW General Partner Ltd. is a Texas limited partnership whose sole general partner is IH, Inc. ("Managing General Partner").

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

On August 8, 1994, Hampton Corp. assigned its ownership interests in HCW General Partner, Ltd., formerly known as Hampton HCW General Partner Ltd., to IH, Inc., an affiliate of Insignia and Metropolitan Asset Enhancement, L.P. As a result, IH, Inc. now possesses the sole authority to direct and manage HCW General Partner, Ltd., which is the sole general partner of the Partnership.
HCW General Partner, Ltd. is the successor general partner to First HCW Pension Real Estate, Inc., a wholly-owned subsidiary of North American Mortgage Investors, Inc. and WBK Associates Two Limited Partnership, a Massachusetts limited partnership, the general partner of which is Southmark Investment Group,
Inc.   A special meeting of the Limited Partners of HCW Pension Real Estate Fund
Limited Partnership was held on November 19, 1993, pursuant to a call by First HCW Pension Real Estate, Inc. for the purpose of considering a proposal in which Hampton HCW General Partner, Ltd. would substitute as the new general partner of the Partnership. On motion made and carried by the affirmative vote of 10,172 units in favor of the proposal, the proposal was adopted. Hampton HCW General Partner, Ltd. officially became the General Partner on December 16, 1993. The address of the General Partner is One Insignia Financial Plaza, P.O. Box 1089, Greenville, South Carolina 29602.

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

The Registrant has no employees. Management and administrative services are performed by HCW General Partner, Ltd., the General Partner, and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"). Pursuant to a management agreement between them, Insignia affiliates provide property management services to the Registrant.

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

     The following table sets forth the Registrant's investments in properties:

                               Date of
    Property                   Purchase      Type of Ownership       Use

Lewis Park Apartments           11/86          Fee ownership      Apartment
Carbondale, Illinois                                              269 units

Highland Professional Tower     10/92          Fee ownership     Office Bldg.
Kansas City, Missouri                                           104,312 sq.ft.


Schedule of Properties:
(dollar amounts in thousands)


                          Gross
                        Carrying    Accumulated                       Federal
Property                  Value     Depreciation    Rate    Method   Tax Basis

Lewis Park Apartments     $ 9,156     $3,415        5-40     S/L     $ 6,528
Highland Professional
 Tower                      5,221        856        5-25     S/L       4,733

                          $14,377     $4,271                         $11,261


See "Note A" to financial statements in "Item 7" for descriptions of the Partnership's depreciation policy.

Average annual rental rate and occupancy for 1996 and 1995 for each property:

                                    Average Annual            Average Annual
                                     Rental Rates               Occupancy
Property                          1996           1995         1996      1995
Lewis Park Apartments           $7,548/unit   $7,595/unit     84%        78%
Highland Professional Tower     13.16/sq.ft.  13.13/sq.ft.    85%        94%


The Managing General Partner attributes the increase in occupancy at Lewis Park to aggressive leasing and marketing efforts and the increase of units available to rent due to improvements and repairs. The average occupancy of the property fluctuates with college students who lease at the property while attending school. The decrease in occupancy at Highland Professional Tower is attributable to tenants not renewing their leases due to deferred maintenance that needs to be performed at the property. The Managing General Partner plans to start renovating and repairing Highland Professional Tower's common areas during the year ending December 31, 1997.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential tenants' lease terms are for one year or less. No residential or commercial tenants lease 10% or more of the available rental space.

Schedule of Lease Expirations:

The following is a schedule of the commercial lease expirations for the years 1997 and thereafter (dollar amounts in thousands):


               Number of                             % of Gross
              Expirations  Square Feet  Annual Rent  Annual Rent
1997               4        11,442      $ 164         14.00%
1998               8        13,791        184         15.66%
1999               3         2,929         47          4.02%
2000               4         2,283         43          3.68%
2001               2         2,468         39          3.33%
2002               0             0          0             0
2003               1         9,471        155         13.25%


The principal businesses of the tenants located at Highland Professional Tower are medical practices.

Real estate taxes and rates in 1996 for each property were (dollar amounts in thousands):

                                                1996                 1996
                                               Billing               Rate
        Lewis Park Apartments                   $235                9.87%
        Highland Professional Tower              141                9.33%


Item 3. Legal Proceedings

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the Partnership's financial condition, results of operations, or liquidity. (See "Note D" of financial statements.)


Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1996, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                      PART II


Item 5. Market for the Registrant's Units of Limited Partnership and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1996, there were 1,616 holders of record owning an aggregate of 15,698 units. Distributions of approximately $294,000 and approximately $451,000 were made to the limited partners in 1996 and 1995, respectively. Additionally, distributions of approximately $6,000 and $9,000 were made to the General Partner in 1996 and 1995, respectively. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves.

Item 6. Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income as shown in the financial statements for the year ended December 31, 1996, was approximately $376,000 versus approximately $371,000 for the year ended December 31, 1995, (see "Note B" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income). The net income of the partnership remained consistent from 1995 to 1996. Occupancy at Lewis Park continued to increase as a result of aggressive leasing campaigns, while occupancy at Highlands Tower decreased due to several month-to-month tenants moving out. The net effect of this activity was a 2.7% decrease in rental income. Other income increased as a result of increased pet fees and an increase in enforcement of the policy for charging and collecting cleaning and damage fees at Lewis Park. Maintenance cost decreased due to the deferral of several maintenance projects during 1996 at the Highlands. Management plans to resume these projects in 1997. Included in maintenance expense is approximately $83,000 of major repairs and maintenance comprised primarily of major landscaping, window coverings, parking lot repairs and interior and exterior building improvements for the year ended December 31, 1996. In addition, there were no casualty gains or losses in 1996 as compared to a loss of approximately $18,000 from ice damage at Lewis Park in 1995.

In 1995, the Partnership recorded a casualty loss resulting from ice damage to the roofs and interiors of two buildings at Lewis Park Apartments. Although the damage was covered by insurance, the damage resulted in a loss of approximately $18,000, arising from proceeds received from the insurance carrier of approximately $181,000 which were less than the basis of the property plus expenses to replace the roofs and interiors damaged.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $1,392,000 as compared to approximately $1,113,000 at December 31, 1995. Net cash provided by operating activities decreased primarily as a result of an increase in escrows for taxes and a decrease in accounts payable and other liabilities. Net cash used in investing activities decreased primarily as a result of short-term investments which matured in 1995 and were not reinvested. Also, the decrease in property improvements and replacement caused an increase in cash flows used in investing activities. Net cash used in financing activities decreased due to the decrease in distributions paid to partners in 1996.

The Managing General Partner is currently addressing the deferred maintenance issues at Highlands Professional Tower. The plan to address the deferred maintenance issues includes approximately $670,000 of common area renovations and repairs which will be incurred throughout 1997. These renovations include replacement of glass in entry way, replacement of flooring and wallcoverings, restroom and elevator renovations and installation of fire alarm and security
systems.  These renovations will be paid   from cash from operations.  The
Partnership currently has no other material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of approximately $300,000 and $460,000 were paid during the years ended December 31, 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, financings, property sales and the availability of cash reserves.


Item 7.  Financial Statements


HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Independent Auditors' Report

Balance Sheet - December 31, 1996

Statements of Operations - Years ended December 31, 1996 and 1995

Statements of Changes in Partner's Capital (Deficit) - Years ended December 31,
  1996 and 1995

Statements of Cash Flows - Years ended December 31, 1996 and 1995

Notes to Financial Statements



INDEPENDENT AUDITORS' REPORT

The Partners
HCW Pension Real Estate Fund Limited Partnership

We have audited the accompanying balance sheet of HCW Pension Real Estate Fund Limited Partnership ("the Partnership") as of December 31, 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 21, 1997


                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1996

Assets
     Cash:
       Unrestricted                                                   $ 1,392
       Restricted--tenant security deposits                               165
     Accounts receivable                                                   88
     Escrows for taxes                                                    258
     Other assets                                                          62
     Investment properties:
       Land                                           $ 1,121
       Buildings and related personal property         13,256
                                                       14,377
       Less accumulated depreciation                   (4,271)         10,106

                                                                      $12,071

Liabilities and Partners' Capital (Deficit)
Liabilities
     Accounts payable                                                 $    75
     Tenant security deposits                                             162
     Accrued taxes                                                        247
     Other liabilities                                                     58

Partners' Capital (Deficit)
     General partner                                  $   (49)
     Limited partners (15,698 units
       issued and outstanding)                         11,578          11,529


                                                                      $12,071


                 See Accompanying Notes to Financial Statements


                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                               Years Ended December 31,
                                                1996             1995
Revenues:
    Rental income                              $2,981           $3,065
    Other income                                  162              142
        Total revenues                          3,143            3,207

Expenses:
    Operating                                     873              857
    General and administrative                    294              290
    Property management fees                      171              165
    Maintenance                                   437              548
    Depreciation and amortization                 615              585
    Property taxes                                377              373
        Total expenses                          2,767            2,818

Casualty loss                                      --              (18)

        Net income                             $  376           $  371

Net income allocated to general
    partner (2%)                               $    8           $    7
Net income allocated to limited
    partners (98%)                                368              364
                                               $  376           $  371

Net income per limited partnership unit        $23.47           $23.16

                 See Accompanying Notes to Financial Statements


                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) (in thousands, except unit data and original contributions)


                                 Limited
                               Partnership General     Limited
                                  Units    Partner    Partners        Total

Original capital contributions     15,698   $ 200    $15,698,000   $15,698,200

Partners' capital (deficit) at
  December 31, 1994                15,698   $ (49)   $    11,591   $    11,542

Distributions paid to partners                 (9)          (451)         (460)

Net income for the year ended
  December 31, 1995                             7            364           371

Partners' capital (deficit) at
  December 31, 1995                15,698     (51)        11,504        11,453

Distributions paid to partners                 (6)          (294)         (300)

Net income for the year ended
  December 31, 1996                             8            368           376

Partners' capital (deficit) at
  December 31, 1996                15,698   $ (49)   $    11,578   $    11,529


                 See Accompanying Notes to Financial Statements


                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (in thousands)


                                                     Years Ended December 31,
                                                         1996         1995
Cash flows from operating activities:
 Net income                                              $  376      $  371
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                            611         581
    Amortization of leasing commissions                       4           4
    Casualty loss                                            --          18
    Change in accounts:
      Restricted cash                                         8          (6)
      Accounts receivable                                    26          16
      Escrows for taxes                                    (139)        (65)
      Other assets                                           13         109
      Accounts payable                                      (53)         56
      Tenant security deposit liabilities                    (8)          5
      Accrued taxes                                           1          (2)
      Other liabilities                                     (51)        (19)

        Net cash provided by operating activities           788       1,068

Cash flows from investing activities:
 Property improvements and replacements                    (209)       (500)
 Cash invested in short term investments                     --        (611)
 Cash received from matured investments                      --       1,111
 Net insurance proceeds from property damage                 --         159

        Net cash (used in) provided by
         investing activities                              (209)        159

Cash flows from financing activities:
 Partners' distributions                                   (300)       (460)

        Net cash used in financing activities              (300)       (460)

Net increase in cash                                        279         767

Cash at beginning of year                                 1,113         346

Cash at end of year                                      $1,392      $1,113


                 See Accompanying Notes to Financial Statements

                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                         Notes to Financial Statements

                               December 31, 1996


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

On August 8, 1994, Hampton Corp. assigned its general partnership interest in Hampton HCW General Partner, Ltd. to IH, Inc., an affiliate of Insignia Financial Group, Inc. ("Insignia") and Metropolitan Asset Enhancement, L.P. Also effective August 8, 1994, Hampton HCW General Partner, Ltd. changed its name to HCW General Partner, Ltd. As a result, IH, Inc. now possesses the sole authority to direct and manage HCW General Partner, Ltd., which is the sole general partner of the Partnership.

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

(d)  thereafter, 85% to the Limited Partners and 15% to the General Partner.

The Partnership distributed cash of approximately $294,000 and $451,000 to the Limited Partners during the years ended December 31, 1996 and 1995, respectively. The Partnership also distributed approximately $6,000 and $9,000 to the General Partner during the years ended December 31, 1996 and 1995, respectively.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt. The Partnership's allocations for 1996 and 1995 have been made in accordance with these provisions.

Escrows for Taxes: These escrows are held by the Partnership and are designated for the payment of real estate taxes.

Depreciation: Depreciation for financial statement purposes is determined using the straight-line method over the estimated lives of the properties and related personal property.

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

Leases: The Partnership generally leases its residential property for twelve month terms or less. Rental income is recognized over the terms of the leases as it is earned. The Partnership leases its commercial property under noncancelable operating leases which will expire by the end of 2003. Some leases provide concessions and periods of escalating or free rent. Rental income is recognized on a straight-line basis over the life of the lease. Any excess of rental income recognized over the contractual rental payments due is recorded in other assets. As of December 31, 1996, this balance was approximately $55,000.

Investment Properties: During the fourth quarter of 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.
The adoption of "FASB No. 121" had no effect on the Partnership's financial statements.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and investments approximates fair value due to short-term maturities.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $25,000 and approximately $21,000 for the years ended December 31, 1996 and 1995, respectively.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands):


                                               1996            1995

Financial statement net income                 $376             $371
Add:
  Excess of tax loss over book loss
      on disposal of property                    (2)             127
  Excess of book over tax depreciation          189              183
  Unearned rents, recognized for tax
   purposes as received                         (42)              10
  Other tax adjustments                           3              (51)

  Taxable income                               $524             $640

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                Net assets as reported               $11,529
                Investment properties
                  at cost                                205
                Accumulated depreciation                 949
                Syndication costs                      1,708
                Other                                      5
                Net assets - tax basis               $14,396


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees for property management services as noted below for the years ended December 31, 1996 and 1995, respectively. Such fees are included in operating expenses in the statements of operations and are reflected in the following table. The Partnership Agreement ("Agreement") provides that the Managing General Partner and its affiliates be paid asset management fees based on the "tangible asset value" as defined in the Agreement. The Agreement also provides for reimbursement to the Managing General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                             For the Year Ended December 31,
                                                   1996             1995
                                                     (in thousands)

Property management fees                           $171             $165
Asset management fees                               136              155
Reimbursement for services
      of affiliates                                 120              116


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

Note E - Casualty Loss

In 1995, the Partnership recorded a casualty loss resulting from ice damage to the roofs and interiors of two buildings at Lewis Park Apartments. Although the damage was covered by insurance, the damage resulted in a loss of approximately $18,000, arising from proceeds received from the insurance carrier of approximately $181,000 which were less than the basis of the property plus expenses to replace the roofs and interiors damaged.

Note F - Real Estate and Accumulated Depreciation

                                       Initial Cost
                                      To Partnership
(dollar amounts in thousands)
                                                Buildings         Cost
                                               and Related     Capitalized
                                                Personal      Subsequent to
Description                         Land        Property       Acquisition
Lewis Park Apartments             $  621        $ 7,840         $ 695
Highland Professional Tower          500          4,648            73
   Totals                         $1,121        $12,488         $ 768

             Gross Amount At Which Carried
                  at December 31 1996
                       Buildings
                      And Related
                       Personal             Accumulated     Date of       Date     Depreciable
Description    Land    Property    Total   Depreciation   Construction  Acquired   Life-Year
Lewis Park   $  621    $ 8,535    $ 9,156     $3,415         1972          11/86      5-40
Highland        500      4,721      5,221        856         1973          10/92      5-25
  Total      $1,121    $13,256    $14,377     $4,271


Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):

                                               Years Ended December 31,
                                                  1996          1995
Real Estate
Balance at beginning of year                  $14,219       $14,086
    Property improvements                         209           500
    Disposal of property                          (51)         (367)
Balance at End of Year                        $14,377       $14,219

Accumulated Depreciation
Balance at beginning of year                  $ 3,680       $ 3,221
    Additions charged to expense                  611           581
    Disposal of property                          (20)         (122)
Balance at End of Year                        $ 4,271       $ 3,680


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is approximately $14,582,000 and approximately $14,436,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $3,321,000 and approximately $2,917,000, respectively.

Note G - Revenues

The Partnership leases Highland Professional Tower, its only commercial property, under noncancelable operating lease agreements. Future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, are as follows (in thousands):


1997                  527
1998                  354
1999                  224
2000                  205
2001                  190
Thereafter            188
                   $1,688


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.


                                      PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The name of the directors and executive officers of IH, Inc. (the "Managing General Partner"), the General Partner of the Partnership's General Partner, HCW General Partners, Limited Partnership, and a subsidiary of Metropolitan Asset Enhancement, L.P. as of December 31, 1996, their ages and the nature of all positions with IH, Inc. presently held by them are as follows:

Name                             Age          Position

Carroll D. Vinson                56           President

Robert D. Long, Jr.              29           Controller and Principal
                                              Accounting Officer

William H. Jarrard, Jr.          50           Vice President

John K. Lines                    37           Secretary

Kelley M. Buechler               39           Assistant Secretary


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

William H. Jarrard has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

John K. Lines, Esq. has been Vice President and Secretary of the Corporate General Partner since August 1994, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U. S. Shelter.

Item 10.  Executive Compensation

Neither the General Partner nor any of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1996, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant.

No director or officer of the Managing General Partner owns any Units. The Managing General Partner does not own any of the Limited Partnership Units.

Item 12.  Certain Relationships and Related Transactions

The General Partner received cash distributions from operations of approximately $6,000 and $9,000 during the years ended December 31, 1996 and 1995, respectively. For a description of the share of cash distributions from operations, if any, to which the general partner is entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

The Registrant has a property management agreement with Insignia Residential Group, L.P. pursuant to which Insignia Residential Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Residential Group, L.P. receives a property management fee equal to 5% of apartment revenues and Insignia Commercial Group, Inc. receives a property management fee equal to 6% of commercial revenues. During the fiscal year ended December 31, 1996, Insignia Residential Group, L.P. and Insignia Commercial Group, Inc. received approximately $171,000, collectively, in fees for property management and approximately $136,000 in fees for asset management.

For a more detailed description of the management fee that Insignia Residential Group, L.P. and Insignia Commercial Group, Inc. are entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

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

(b)   Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:

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


                 Date: March 14, 1997


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