Form 10QSB
period 1997-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1997-05-05
CIK 745538

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


                 For the quarterly period ended March 31, 1997

                                       or

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

                                 March 31, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                             $ 1,590
     Restricted--tenant security deposits                         159
  Accounts receivable                                              93
  Escrow for taxes                                                216
  Other assets                                                     63
  Investment properties:
    Land                                       $ 1,121
    Buildings and related personal property     13,489
                                                14,610
    Less accumulated depreciation               (4,428)        10,182

                                                              $12,303

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                            $    45
  Tenant security deposits                                        155
  Accrued taxes                                                   349
  Other liabilities                                                48

Partners' Capital (Deficit)
  General partners                             $   (46)
  Limited partners (15,698 units
     issued and outstanding)                    11,752         11,706

                                                              $12,303

                 See Accompanying Notes to Financial Statements

b)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                             Three Months Ended
                                                                  March 31,
                                                              1997         1996
Revenues:
  Rental income                                             $  761       $  816
  Interest income                                               18           15
  Other income                                                  23           17
     Total revenues                                            802          848

Expenses:
  Operating                                                    233          228
  General and administrative                                    69           76
  Maintenance                                                   64           94
  Depreciation                                                 157          134
  Property taxes                                               102           99
     Total expenses                                            625          631

  Net income                                                $  177       $  217

Net income allocated to general partners (2%)               $    3       $    4
Net income allocated to limited partners (98%)                 174          213

                                                            $  177       $  217

Net income per limited partnership unit                     $11.07       $13.55

                 See Accompanying Notes to Financial Statements

c)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
          (in thousands, except unit data and original contributions)


                                 Limited
                               Partnership  General     Limited
                                  Units     Partners    Partners      Total

Original capital contributions   15,698    $    200   $15,698,000 $15,698,200

Partners' (deficit) capital
  at December 31, 1996           15,698    $    (49)  $    11,578 $    11,529

Net income for the three
  months ended March 31, 1997                     3           174         177

Partners' (deficit) capital
  at March 31, 1997              15,698    $    (46)  $     11,752$    11,706

                 See Accompanying Notes to Financial Statements

d)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Three Months Ended
                                                               March 31,
                                                           1997       1996
Cash flows from operating activities:
  Net income                                              $  177      $  217
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                             157         134
    Amortization of leasing commissions                        1           1
    Change in accounts:
      Restricted cash                                          6           2
      Accounts receivable                                     (6)         30
      Escrows for taxes                                       42         (99)
      Other assets                                            (2)         --
      Accounts payable                                       (29)        (88)
      Tenant security deposit liabilities                     (7)         (5)
      Accrued taxes                                          102          99
      Other liabilities                                      (10)         (8)

         Net cash provided by operating activities           431         283

Cash flows from investing activities:
  Property improvements and replacements                    (233)        (21)

         Net cash used in investing activities              (233)        (21)

Net increase in cash and cash equivalents                    198         262

Cash and cash equivalents at beginning of period           1,392       1,113

Cash and cash equivalents at end of period                $1,590      $1,375

                 See Accompanying Notes to Financial Statements

e)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership ("Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of IH, Inc. ("Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees for property management services as noted below for the three months ended March 31, 1997 and 1996, respectively. Such fees are included in operating expenses in the statements of operations and are reflected in the following table. The Partnership Agreement ("Agreement") provides that the Managing General Partner and its affiliates be paid asset management fees based on "tangible asset value" as defined in the Agreement. The Agreement also provides for reimbursement to the Managing General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                    Three Months Ended
                                                        March 31,
                                                     1997          1996
                                                      (in thousands)

Property management fees                           $ 42           $ 48
Asset management fees                                34             34
Reimbursement for services of affiliates (1)         36             26

(1) Included in "reimbursement for services of affiliates" for the three months ended March 31, 1997, is approximately $10,000 in reimbursements for construction oversight costs.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex and one office building. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:



                                                     Average
                                                    Occupancy
Property                                         1997      1996
Lewis Park Apartments
  Carbondale, Illinois                            91%       93%

Highland Professional Tower
  Kansas City, Missouri                           77%       89%


The Managing General Partner attributes the decrease in occupancy at Highland Professional Tower to tenants not renewing their leases due to deferred maintenance at the property. The Managing General Partner is currently working on a $700,000 project to renovate the common areas of Highland Professional Tower. The common area renovation project should be complete by July 1997. The Managing General Partner feels that this project will attract and retain tenants once completed.

Results of Operations

The Partnership's net income for the three months ended March 31, 1997, was approximately $177,000 versus approximately $217,000 for the corresponding period in 1996. The decrease in net income is primarily attributable to the decrease in rental income. Rental income decreased due to the decrease in occupancy at Highland Professional Tower as noted above. This decrease in rental income was partially offset by a decrease in maintenance expense. The decrease in maintenance expense is primarily due to interior repair work performed at Lewis Park during the three months ended March 31, 1996.

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

Liquidity and Capital Resources

At March 31, 1997, the Partnership had unrestricted cash of approximately $1,590,000 compared to approximately $1,375,000 at March 31, 1996. Net cash provided by operating activities increased primarily due to a decrease in escrows for taxes and a decrease in cash used for payment of accounts payable. Net cash used in investing activities increased due to the increase in property improvements and replacements.

The Managing General Partner is currently addressing the deferred maintenance issues at Highland Professional Tower. The plan to address the deferred maintenance issues includes approximately $700,000 of common area renovations and repairs which should be complete by July 1997. These renovations include the replacement of glass in the entry way, the replacement of flooring and wallcoverings, restroom and elevator renovations, and the installation of fire alarm and security systems. These renovations will be paid from cash from operations. The Partnership has no other material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. No cash distributions were made during the three months ended March 31, 1997 or 1996, respectively. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales, financings, and the availability of cash reserves.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)   Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)   Reports on Form 8-K:

            None filed during the quarter ended March 31, 1997.


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

                                      Date:  May 5, 1997