Form 10QSB
period 1997-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1997-08-01
CIK 745538

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

                         Commission file number 0-14578


                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)

         Massachusetts                                   04-2825863
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

     One Insignia Financial Plaza
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                   (Issuer's telephone number) (864) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No      .
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                      $ 1,402
     Restricted--tenant security deposits                                  106
  Accounts receivable                                                       28
  Escrow for taxes                                                         351
  Other assets                                                              87
  Investment properties:
    Land                                                 $ 1,121
    Buildings and related personal property               13,774
                                                          14,895
    Less accumulated depreciation                         (4,590)       10,305

                                                                       $12,279

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                     $    32
  Tenant security deposits                                                 106
  Accrued taxes                                                            450
  Other liabilities                                                         44

Partners' Capital (Deficit)
  General partners                                       $   (47)
  Limited partners (15,698 units
     issued and outstanding)                               11,694       11,647

                                                                       $12,279


                 See Accompanying Notes to Financial Statements

b)                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                  1997        1996        1997     1996
Revenues:
  Rental income                 $   612      $   688   $ 1,373   $ 1,504
  Interest income                    19           16        37        31
  Other income                       29           36        52        53
     Total revenues                 660          740     1,462     1,588

Expenses:
  Operating                         282          281       515       509
  General and administrative         73           73       142       149
  Maintenance                       100          140       164       234
  Depreciation                      163          136       320       270
  Property taxes                    101           98       203       197
     Total expenses                 719          728     1,344     1,359

     Net (loss) income          $   (59)     $    12   $   118   $   229

Net (loss) income allocated
  to general partners (2%)      $    (1)     $     1   $     2   $     5
Net (loss) income allocated

  to limited partners (98%)         (58)          11       116       224
                                $   (59)     $    12   $   118   $   229
Net (loss) income per limited
  partnership unit              $ (3.70)     $   .72   $  7.37   $ 14.27

                 See Accompanying Notes to Financial Statements

c)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
          (in thousands, except unit data and original contributions)


                                 Limited
                               Partnership  General     Limited
                                  Units     Partners    Partners      Total

Original capital contributions   15,698    $    200   $15,698,000 $15,698,200

Partners' (deficit) capital
  at December 31, 1996           15,698    $    (49)  $    11,578 $    11,529

Net income for the six
  months ended June 30, 1997         --           2           116         118

Partners' (deficit) capital
  at June 30, 1997               15,698    $    (47)  $    11,694 $    11,647

                 See Accompanying Notes to Financial Statements

d)                 HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Six Months Ended
                                                                 June 30,
                                                             1997        1996
Cash flows from operating activities:
  Net income                                             $   118        $  229
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             320           270
    Amortization of leasing commissions                        2             2
    Change in accounts:
      Restricted cash                                         59            37
      Accounts receivable                                     60            47
      Escrows for taxes                                      (93)         (206)
      Other assets                                           (27)            1
      Accounts payable                                       (43)          (63)
      Tenant security deposit liabilities                    (56)          (37)
      Accrued taxes                                          203           197
      Other liabilities                                      (15)          (59)

         Net cash provided by operating activities           528           418

Cash flows from investing activities:
  Property improvements and replacements                    (518)          (49)

         Net cash used in investing activities              (518)          (49)


Net increase in cash and cash equivalents                     10           369

Cash and cash equivalents at beginning of period           1,392         1,113

Cash and cash equivalents at end of period               $ 1,402        $1,482

                 See Accompanying Notes to Financial Statements

e)                 HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of IH, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees for the property management services as noted below for the six months ended June 30, 1997 and 1996 respectively. Such fees are included in operating expenses in the statements of operations and are reflected in the following table. The Partnership Agreement ("Agreement") provides that the Managing General Partner and its affiliates be paid asset management fees based on "tangible asset value" as defined in the Agreement. The Agreement also provides for reimbursement to the Managing General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees reflected in the following table:

                                                 Six Months Ended
                                                     June 30,
                                                 1997          1996
                                                  (in thousands)

Property management fees                       $ 82           $ 88
Asset management fees                            68             68
Reimbursement for services of affiliates         51             59

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

NOTE C - CASUALTY

During the second quarter of 1997, a storm damaged the roofs at Lewis Park Apartments. The Partnership is currently negotiating a settlement with the insurance company. The Partnership does not anticipate this casualty to result in a material loss to the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex and one office building. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:



                                          Average
                                         Occupancy
Property                               1997     1996
Lewis Park Apartments
 Carbondale, Illinois                  80%     81%

Highland Professional Tower
 Kansas City, Missouri                 76%     86%


The Managing General Partner attributes the decrease in occupancy at Highland Professional Tower to tenants not renewing their leases due to deferred maintenance at the property. The Managing General Partner is currently working on a project to renovate the common areas of Highland Professional Tower. The common area renovation project should be completed by the end of the third quarter of 1997. The Managing General Partner believes that the project will attract and retain tenants when completed.

Results of Operations

The Partnership's net income for the six months ended June 30, 1997, was approximately $118,000 versus approximately $229,000 for the corresponding period in 1996. The Partnership's net loss for the three months ended June 30, 1997, was approximately $59,000 versus net income of approximately $12,000 for the corresponding period in 1996. The increase in net loss and the decrease in net income for the three and six months ended June 30, 1997, respectively, is primarily attributable to a decrease in rental income and an increase in depreciation expenses. Rental income decreased as a result of the decrease in occupancy at Highland Professional Tower as noted above. Depreciation expense increased due to the fixed asset additions related to the ongoing renovation project at Highland Professional Tower. These items were partially offset by a decrease in maintenance expense. The decrease in maintenance expense is primarily due to interior repair work performed at Lewis Park during the six months ended June 30, 1996.

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

Liquidity and Capital Resources

At June 30, 1997, the Partnership had unrestricted cash of approximately $1,402,000 compared to approximately $1,482,000 at June 30, 1996. Net cash provided by operating activities increased primarily due to a decrease in deposits to tax escrows. Net cash used in investing activities increased due to the increase in property improvements and replacements.

The Managing General Partner is currently addressing the deferred maintenance issues at Highland Professional Tower. The plan to address the deferred maintenance issues includes the replacement of glass in the entry way, the replacement of flooring and wallcoverings, restroom and elevator renovations, and the installation of fire alarm and security systems. These renovations will be paid from cash from operations. The Partnership has no other material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. No cash distributions were made during the six months ended June 30, 1997 or 1996, respectively. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales, financings, and the availability of cash reserves.





                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)   Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


        b)   Reports on Form 8-K:

             None filed during the quarter ended June 30, 1997.




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

                                      Date: August 1, 1997