Form 10QSB
period 1997-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1997-11-13
CIK 745538

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


               For the quarterly period ended September 30, 1997

                                       or

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

                                 (864) 239-1000
                          (Issuer's telephone number)

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

                               September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                      $ 1,131
     Restricted--tenant security deposits                                  117
  Accounts receivable, net of allowance of $23                              58
  Escrows for taxes                                                        206
  Other assets                                                              82
  Investment properties:
    Land                                                 $ 1,121
    Buildings and related personal property               14,109
                                                          15,230
    Less accumulated depreciation                         (4,725)       10,505

                                                                       $12,099


Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                     $    25
  Tenant security deposit liabilities                                      117
  Accrued taxes                                                            306
  Other liabilities                                                        111

Partners' Capital (Deficit)
  General partners                                       $   (49)
  Limited partners (15,698 units
     issued and outstanding)                              11,589        11,540

                                                                       $12,099

                 See Accompanying Notes to Financial Statements


b)               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                   1997        1996        1997         1996
Revenues:
  Rental income                 $   664      $   707     $ 2,037      $ 2,211
  Other income                       59           43         148          127
     Total revenues                 723          750       2,185        2,338

Expenses:
  Operating                         338          267         853          769
  General and administrative         74           70         216          219
  Maintenance                       141          171         305          412
  Depreciation                      174          137         494          407
  Property taxes                    103           98         306          295
     Total expenses                 830          743       2,174        2,102

     Net income (loss)          $  (107)     $     7     $    11      $   236

Net income (loss) allocated
  to general partners (2%)      $    (2)     $    --     $    --      $     5
Net income (loss) allocated
  to limited partners (98%)        (105)           7          11          231
                                $  (107)     $     7     $    11      $   236
Net income (loss) per limited
  partnership unit              $ (6.68)     $   .48     $   .69      $ 14.75

                 See Accompanying Notes to Financial Statements


c)              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
          (in thousands, except unit data and original contributions)

                                 Limited
                               Partnership   General     Limited
                                  Units     Partners     Partners     Total

Original capital contributions   15,698     $    200   $15,698,000 $15,698,200

Partners' (deficit) capital
  at December 31, 1996           15,698     $    (49)  $    11,578 $    11,529

Net income for the nine months
  ended September 30, 1997           --           --            11          11

Partners' (deficit) capital
  at September 30, 1997          15,698     $    (49)  $    11,589 $    11,540

                 See Accompanying Notes to Financial Statements


d)            HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Nine Months Ended
                                                                September 30,
                                                             1997          1996
Cash flows from operating activities:
  Net income                                             $    11        $  236
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             494           407
    Amortization of leasing commissions                        3             3
    Casualty gain                                             (1)           --
    Change in accounts:
      Restricted cash                                         48             7
      Accounts receivable                                     30            38
      Escrows for taxes                                       52          (283)
      Other assets                                           (23)           (2)
      Accounts payable                                       (50)          (30)
      Tenant security deposit liabilities                    (45)           (5)
      Accrued taxes                                           59           295
      Other liabilities                                       53            72

         Net cash provided by operating activities           631           738

Cash flows from investing activities:
  Property improvements and replacements                    (943)         (152)
  Net insurance proceeds                                      51            --

         Net cash used in investing activities              (892)         (152)

Net increase in cash and cash equivalents                   (261)          586

Cash and cash equivalents at beginning of period           1,392         1,113

Cash and cash equivalents at end of period               $ 1,131        $1,699

                 See Accompanying Notes to Financial Statements

e)            HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of IH, Inc. (the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees for the property management services as noted below for the nine months ended September 30, 1997 and 1996 respectively. Such fees are included in operating expenses in the statements of operations and are reflected in the following table. The Partnership Agreement ("Agreement") provides that the Managing General Partner and its affiliates be paid asset management fees based on "tangible asset value" as defined in the Agreement. The Agreement also provides for reimbursement to the Managing General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees reflected in the following table:

                                                     Nine Months Ended
                                                       September 30,
                                                     1997         1996
                                                       (in thousands)

Property management fees                            $117         $128
Asset management fees                                102          102
Reimbursement for services of affiliates
  (includes approximately $28,000 and $7,000,
  respectively, in reimbursements for
  construction oversight costs)                      110           88


For the period January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex and one office building. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:



                                           Average
                                          Occupancy
Property                               1997       1996

Lewis Park Apartments
 Carbondale, Illinois                  80%         79%

Highland Professional Tower
 Kansas City, Missouri                 75%         87%


The Managing General Partner attributes the decrease in occupancy at Highland Professional Tower to tenants not renewing their leases due to deferred maintenance at the property. The Managing General Partner is currently working on a project to renovate the common areas of Highland Professional Tower. The common area renovation project was substantially complete by the end of the third quarter of 1997. The Managing General Partner believes that the project will attract and retain tenants when fully complete.

The Partnership's net income for the nine months ended September 30, 1997, was approximately $11,000 compared to net income of approximately $236,000 for the corresponding period in 1996. The Partnership's net loss for the three months ended September 30, 1997, was approximately $107,000 compared to net income of approximately $7,000 for the corresponding period in 1996. The increase in net loss and the decrease in net income for the three and nine month periods ended September 30, 1997, respectively, is primarily attributable to a decrease in rental income and an increase in operating and depreciation expenses. Rental income decreased as a result of the decrease in occupancy at Highland Professional Tower as noted above. Operating expense increased due to an increase in rental concessions and advertising costs incurred in an effort to increase the occupancy levels at Lewis Park Apartments. Depreciation expense increased due to the fixed asset additions related to the ongoing renovation project at Highland Professional Tower. These items were partially offset by a decrease in maintenance expense. The decrease in maintenance expense is primarily due to interior and exterior building repair work performed at Lewis Park during the nine months ended September 30, 1996. Included in maintenance expense for the nine month period ended September 30, 1997 is approximately $14,000 related to major landscaping and construction oversight reimbursements. Included in maintenance expense for the nine month period ended September 30, 1996 is approximately $83,000 of major repairs and maintenance including interior and exterior building improvements, and swimming pool repairs.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $1,131,000 compared to approximately $1,699,000 at September 30, 1996. Net cash provided by operating activities decreased primarily due to a decrease in net income and accrued taxes. This decrease was partially offset by a decrease in escrows for taxes. Net cash used in investing activities increased due to the increase in property improvements and replacements. The Partnership received insurance proceeds related to a casualty gain at Lewis Park Apartments. The property experienced wind and hail damage to the roofs which had to be replaced.

The Managing General Partner is currently addressing the deferred maintenance issues at Highland Professional Tower. The plan to address the deferred maintenance issues includes the replacement of glass in the entry way, the replacement of flooring and wallcoverings, restroom and elevator renovations, and the installation of fire alarm and security systems. These renovations will be paid from cash from operations and were substantially complete by the end of the third quarter of 1997. The Partnership has no other material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. No cash distributions were made during the nine months ended September 30, 1997 or 1996, respectively. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales, financings, and the availability of cash reserves.





                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)   Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)   Reports on Form 8-K:

            None filed during the quarter ended September 30, 1997.

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

                                      Date:  November 13, 1997