Form 10KSB
period 1997-12-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1998-03-26
CIK 745538

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)


                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

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

State issuer's revenues for its most recent fiscal year.  $2,999,000

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

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

On August 17, 1984, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 0-14578) and commenced a public offering for the sale of $25,000,000 of Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed on March 14, 1986, with 15,698 units sold at $1,000 each, or gross proceeds of $15,698,000 to the Partnership.

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

On August 8, 1994, Hampton Corp. assigned its ownership interests in HCW General Partner, Ltd., formerly known as Hampton HCW General Partner Ltd., to IH, Inc., an affiliate of Insignia and Metropolitan Asset Enhancement, L.P. As a result, IH, Inc. now possesses the sole authority to direct and manage HCW General Partner, Ltd., which is the sole general partner of the Partnership.
HCW General Partner, Ltd. is the successor general partner to First HCW Pension Real Estate, Inc., a wholly-owned subsidiary of North American Mortgage Investors, Inc. and WBK Associates Two Limited Partnership, a Massachusetts limited partnership, the general partner of which is Southmark Investment Group,
Inc.   A special meeting of the Limited Partners of the Partnership was held on
November 19, 1993, pursuant to a call by First HCW Pension Real Estate, Inc. for the purpose of considering a proposal in which Hampton HCW General Partner, Ltd. would substitute as the new general partner of the Partnership. On motion made and carried by the affirmative vote of 10,172 units in favor of the proposal, the proposal was adopted. Hampton HCW General Partner, Ltd. officially became the General Partner on December 16, 1993. The address of the General Partner is One Insignia Financial Plaza, P.O. Box 1089, Greenville, South Carolina 29602.

Pursuant to the purchase agreement dated August 8, 1994, affiliates of IH, Inc. acquired certain assets from Hampton Realty Partners, L.P. and its affiliates, service contract rights to all partnerships affiliated with Hampton Realty, L.P. and receivables from partnerships other than the Partnership. In addition, an affiliate of Metropolitan Asset Enhancement, L.P. acquired the limited partnership interest in HCW General Partner, Ltd. on August 8, 1994. Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

Prior to December 14, 1992, the Managing General Partner, First HCW Pension Real Estate, Inc., authorized the business of the Partnership to be managed by McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of Robert A. McNeil ("McNeil"). On December 14, 1992, SHL Properties Realty Advisors, Inc. ("SHL") began managing the day-to-day operations of the Partnership. In August 1993, SHL changed its name to Hampton Realty Advisors, Inc. ("Hampton'). On April 21, 1994 affiliates of Insignia commenced providing property management and administrative services to the Partnership. Such services continued to be performed by the Insignia affiliates on the same terms after August 8, 1994.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are performed by HCW General Partner, Ltd., the General Partner, and by Insignia Residential Group, L.P., an affiliate of Insignia. Pursuant to a management agreement between them, Insignia affiliates provide property management services to the Registrant.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

     The following table sets forth the Registrant's investments in properties:

                               Date of
    Property                   Purchase   Type of Ownership         Use

Lewis Park Apartments           11/86      Fee ownership          Apartment
  Carbondale, Illinois                                            269 units

Highland Professional Tower     10/92      Fee ownership         Office Bldg.
  Kansas City, Missouri                                          approximately
                                                                 102,000 sq.ft.



SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                           Gross
                          Carrying     Accumulated                       Federal
Property                   Value      Depreciation    Rate    Method    Tax Basis
Lewis Park Apartments   $ 9,320         $3,801       5-40      S/L     $ 6,419
Highland Professional
 Tower                    6,071          1,091       5-25      S/L       5,413

                        $15,391         $4,892                         $11,832

See "Note A" to financial statements in "Item 7" for descriptions of the Partnership's depreciation policy.



SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                        Average Annual           Average Annual
                                         Rental Rates               Occupancy
Property                              1997            1996        1997     1996

Lewis Park Apartments             $7,751/unit    $7,548/unit       84%      84%
Highland Professional Tower       13.80/sq.ft.   13.16/sq.ft.      74%      85%

The Managing General Partner attributes the decrease in occupancy at Highland Professional Tower to tenants not renewing their leases due to deferred maintenance that needs to be performed at the property. The Managing General Partner renovated and repaired Highland Professional Tower's common areas during the year ending December 31, 1997 in an attempt to attract and retain tenants.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential tenants' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

SCHEDULE OF LEASE EXPIRATIONS:

The following is a schedule of the commercial lease expirations for Highland Professional Tower for the years 1998 and thereafter (dollar amounts in thousands):


            Number of                              % of Gross
           Expirations   Square Feet  Annual Rent  Annual Rent

1998            7           13,111       $174         29.85%
1999            3            2,929         47          8.10%
2000            6            2,963         63         10.75%
2001            1            2,468         32          5.50%
2002            4            3,857         69         11.74%
2003            2           11,581        183         31.30%
2004            1            1,151         16          2.76%

The principal businesses of the tenants located at Highland Professional Tower are medical practices.

The following schedule presents information on tenants leasing 10% or more of the leasable square footage for Highlands Professional Tower:

                         Square Footage   Annual Rent Per        Lease
Nature of Business           Leased         Square Foot       Expiration

Radiologist                  11,581            13.44           11/31/03


SCHEDULE OF REAL ESTATE TAXES AND RATES:
(Dollar amounts in thousands)

                                             1997               1997
                                            Billing             Rate

        Lewis Park Apartments               $247                9.83%
        Highland Professional Tower          150                9.28%


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1997, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                      PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED PARTNER MATTERS

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1997, there were 1,799 holders of record owning an aggregate of 15,698 units. A distribution of $300,000 was recorded on December 31, 1997 and was paid on January 6, 1998. A distribution of approximately $294,000 was made to the limited partners in 1996. Additionally, a distribution of approximately $6,000 was made to the General Partner in 1996. Future distributions will depend on the levels of cash generated from operations, refinancings, property sales, and the availability of cash reserves.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income as shown in the financial statements for the year ended December 31, 1997 was approximately $154,000 versus approximately $376,000 for the year ended December 31, 1996. The decrease in net income is primarily attributable to the decrease in rental income and increases in property taxes and depreciation expense. Rental income decreased due to the decrease in average annual occupancy at Highland Professional Tower from 85% in 1996 to 74% in 1997. This decrease is attributable to tenants not renewing their leases due to deferred maintenance that needed to be performed at the property. The common areas were renovated and repaired during 1997. Depreciation increased due to the fixed asset additions related to the ongoing renovation project at Highland Professional Tower. Also contributing to the decrease in net income was an increase in property taxes. Property taxes increased as a result of the increase in assessed values at both investment properties.

Included in operating expense for the year ended December 31, 1997 is approximately $40,000 of major repairs and maintenance comprised primarily of exterior building improvements, major landscaping and construction oversight reimbursements. Included in operating expense for the year ended December 31, 1996 is approximately $83,000 of major repairs and maintenance comprised primarily of interior and exterior building improvements and swimming pool repairs.

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $1,339,000 as compared to approximately $1,392,000 at December 31, 1996. The net (decrease) increase in cash and cash equivalents for the years ended December 31, 1997 and 1996 is $(53,000) and $282,000 respectively. Net cash provided by operating activities increased primarily due to the decrease in receivables and deposits. Receivables and deposits decreased as a result of a decrease in escrow for taxes. Partially offsetting the decrease in receivables and deposits was a decrease in net income discussed above. Net cash used in investing activities increased primarily as a result of an increase in property improvements and replacements related to the renovation project at Highland Professional Tower. Net cash used in financing activities decreased due to the timing of actual payments of partners' distributions. The 1997 distribution declared in December was not paid until January 1998.

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

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS


HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Report

Balance Sheet - December 31, 1997

Statements of Operations - Years ended December 31, 1997 and 1996

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31,
  1997 and 1996

Statements of Cash Flows - Years ended December 31, 1997 and 1996

Notes to Financial Statements










INDEPENDENT AUDITORS' REPORT

The Partners
HCW Pension Real Estate Fund Limited Partnership

We have audited the accompanying balance sheet of HCW Pension Real Estate Fund Limited Partnership ("the Partnership") as of December 31, 1997, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 17, 1998
(except for Note G, as to which the date is March 17, 1998)


                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997


Assets
     Cash and cash equivalents                                             $ 1,339
     Receivable and deposits (net of
       $21 for doubtful accounts)                                              310
     Other assets                                                               78
     Investment properties:
       Land                                                $ 1,121
       Buildings and related personal property              14,270
                                                            15,391
       Less accumulated depreciation                        (4,892)         10,499

                                                                           $12,226
Liabilities and Partners' Capital (Deficit)

Liabilities
     Accounts payable                                                      $    51
     Tenant security deposit liabilities                                       112
     Accrued property taxes                                                    260
     Other liabilities                                                         120
     Distribution payable                                                      300

Partners' Capital (Deficit)
     General partner                                       $   (52)
     Limited partners (15,698 units
       issued and outstanding)                              11,435          11,383

                                                                           $12,226

                 See Accompanying Notes to Financial Statements

                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                        Years Ended December 31,
                                                         1997             1996
Revenues:
    Rental income                                       $2,818           $2,981
    Other income                                           181              162
        Total revenues                                   2,999            3,143

Expenses:
    Operating                                            1,484            1,485
    General and administrative                             290              294
    Depreciation                                           661              611
    Property taxes                                         410              377
        Total expenses                                   2,845            2,767

        Net income                                      $  154           $  376

Net income allocated to general
    partner (2%)                                        $    3           $    8
Net income allocated to limited
    partners (98%)                                         151              368
                                                        $  154           $  376

Net income per limited partnership unit                 $ 9.62           $23.44

                  See Accompanying Notes to Financial Statements

                 HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                         (in thousands, except unit data)

                                       Limited
                                     Partnership    General     Limited
                                        Units       Partner     Partners        Total
Original capital contributions         15,698      $  --       $15,698       $15,698

Partners' (deficit) capital at
  December 31, 1995                    15,698      $ (51)      $11,504       $11,453

Distributions paid to partners             --         (6)         (294)         (300)

Net income for the year ended
  December 31, 1996                        --          8           368           376

Partners' (deficit) capital at
  December 31, 1996                    15,698        (49)       11,578        11,529

Distributions declared to partners         --         (6)         (294)         (300)

Net income for the year ended
  December 31, 1997                        --          3           151           154

Partners' (deficit) capital at
  December 31, 1997                    15,698      $ (52)      $11,435       $11,383

                  See Accompanying Notes to Financial Statements


                 HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Years Ended December 31,
                                                                1997          1996
Cash flows from operating activities:
 Net income                                                  $   154       $  376
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                 661          611
    Amortization of leasing commissions                            4            4
    Casualty (gain) loss                                          (1)          31
    Change in accounts:
      Receivables and deposits                                   201         (102)
      Other assets                                               (20)         (18)
      Accounts payable                                           (24)         (53)
      Tenant security deposit liabilities                        (50)          (8)
      Accrued taxes                                               13            1
      Other liabilities                                           62          (51)

        Net cash provided by operating activities              1,000          791

Cash flows from investing activities:
 Property improvements and replacements                       (1,104)        (209)
 Net insurance proceeds                                           51           --
        Net cash used in investing activities                 (1,053)        (209)

Cash flows from financing activities:
 Partners' distributions                                          --         (300)

        Net cash used in financing activities                     --         (300)

Net (decrease) increase in cash and cash equivalents             (53)         282

Cash and cash equivalents at beginning of year                 1,392        1,110

Cash and cash equivalents at end of year                     $ 1,339       $1,392

Supplemental disclosure of non-cash activity:
  Distribution payable                                       $   300       $   --

                 See Accompanying Notes to Financial Statements


                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                         Notes to Financial Statements
                               December 31, 1997


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

Pursuant to the purchase agreement dated August 8, 1994, affiliates of IH, Inc. acquired certain assets from Hampton Realty Partners, L.P. and its affiliates, including the general partnership interest assigned to IH, Inc., service contract rights to all partnerships affiliated with Hampton Realty, L.P. and receivables from partnerships other than the Partnership. In addition, an affiliate of Metropolitan Asset Enhancement, L.P. acquired the limited partnership interest in HCW General Partner, Ltd. from the termination of an escrow, which occurred on December 31, 1994. Prior to February 25, 1998 the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

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

At December 31, 1997, $300,000 was recorded as a distribution payable and was paid January 6, 1998. The Partnership distributed cash of approximately $294,000 to the Limited Partners during the year ended December 31, 1996. The Partnership also distributed approximately $6,000 to the General Partner during the year ended December 31, 1996.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt. The Partnership's allocations for 1997 and 1996 have been made in accordance with these provisions.

Escrows for Taxes: These escrows are held by the Partnership and are designated for the payment of real estate taxes. These funds totaled approximately $159,000 at December 31, 1997 and are included in receivables and deposits.

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

Amortization: Lease commissions of approximately $20,000 less accumulated amortization of approximately $17,000 are included in other assets and are being amortized over the terms of the respective leases using the straight-line method.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market investments and certificates of deposits with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Leases: The Partnership generally leases its residential property for twelve month terms or less. Rental income is recognized over the terms of the leases as it is earned. The Partnership leases its commercial property under noncancelable operating leases which will expire at various dates through 2004. Some leases provide concessions and periods of escalating or free rent. Rental income is recognized on a straight-line basis over the life of the lease. Any excess of rental income recognized over the contractual rental payments due is recorded in other assets. As of December 31, 1997, this balance was approximately $59,000.

Investment Properties:   Investment properties are stated at cost.  Acquisition
fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1997 and 1996, no adjustments for impairment of value were recorded.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $53,000 and approximately $25,000 for the years ended December 31, 1997 and 1996, respectively.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands):


                                              1997            1996

Financial statement net income                $154            $376
Add:
  Excess of tax loss over book loss
      on disposal of property                   --              (2)
  Excess of book depreciation
   over tax depreciation                       204             189
  Unearned rents, recognized for tax
   purposes as received                         (6)            (42)
  Other tax adjustments                         14               3

  Taxable income                              $366            $524


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net assets as reported                            $11,383
Difference in basis of assets and liabilities:
Investment properties at cost                         218
Accumulated depreciation                            1,114
Syndication costs                                   1,708
Other                                                  14
Net assets - tax basis                            $14,437


NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees for property management services as noted below for the years ended December 31, 1997 and 1996, respectively. The Partnership Agreement ("Agreement") provides that the Managing General Partner and its affiliates be paid asset management fees based on the "tangible asset value" as defined in the Agreement. The Agreement also provides for reimbursement to the Managing General Partner and its affiliates for costs incurred in connection with the administration of partnership activities. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                           For the Year Ended December 31,
                                                                1997             1996
                                                                    (in thousands)
Property management fees included in operating expenses         $160            $171
Asset management fees included in general and
   administrative expenses                                       136             136
Reimbursement for services of affiliates included in
  operating, general and administrative expenses and
  investment properties (includes approximately $30,000
  and $8,000, respectively, in reimbursements
  for construction oversight cost)                               144             120


For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations were not significant.

NOTE D - CONTINGENCIES

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such matters are adequately covered by insurance and will be resolved without a material adverse effect upon the Partnership's financial condition, results of operation, or liquidity.

NOTE E - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                        Initial Cost
                                       To Partnership
 (dollar amounts in thousands)

                                                 Buildings          Cost
                                                and Related      Capitalized
                                                 Personal       Subsequent to
 Description                         Land        Property        Acquisition

 Lewis Park Apartments            $  621        $ 7,840            $  859
 Highland Professional Tower         500          4,648               923
    Totals                        $1,121        $12,488            $1,782


                   Gross Amount At Which Carried
                        at December 31 1997
                                Buildings
                               And Related
                                 Personal                    Accumulated        Date of       Date       Depreciable
Description          Land        Property       Total       Depreciation     Construction   Acquired     Life-Years
  Lewis Park     $  621        $ 8,699       $ 9,320           $3,801             1972        11/86         5-40
  Highland          500          5,571         6,071            1,091             1973        10/92         5-25

    Total        $1,121        $14,270       $15,391           $4,892


Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):


                                             Years Ended December 31,
                                                1997          1996
Real Estate
Balance at beginning of year                  $14,377       $14,219
 Property improvements                          1,104           209
 Disposal of property                             (90)          (51)
Balance at end of year                        $15,391       $14,377

Accumulated Depreciation
Balance at beginning of year                  $ 4,271       $ 3,680
 Additions charged to expense                     661           611
 Disposal of property                             (40)          (20)
Balance at end of year                        $ 4,892       $ 4,271


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $15,610,000 and approximately $14,582,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $3,778,000 and approximately $3,321,000, respectively.

NOTE F - REVENUES

The Partnership leases Highland Professional Tower, its only commercial property, under noncancelable operating lease agreements. Future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are as follows (in thousands):


          1998                $  493
          1999                   387
          2000                   351
          2001                   303
          2002                   267
          Thereafter              57
                              $1,858


NOTE G - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The name of the directors and executive officers of IH, Inc. (the "Managing General Partner"), the General Partner of the Partnership's General Partner, HCW General Partners, Limited Partnership, and a subsidiary of Metropolitan Asset Enhancement, L.P., their ages and the nature of all positions with IH, Inc. presently held by them are as follows:

Name                             Age          Position

Carroll D. Vinson                57           President and Director

Robert D. Long, Jr.              30           Vice President and Chief
                                                Accounting Officer

William H. Jarrard, Jr.          51           Vice President

Daniel M. LeBey                  32           Secretary

Kelley M. Buechler               40           Assistant Secretary



Prior to February 25, 1998 the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the Managing General Partner is now a wholly-owned subsidiary of IPT.

Carroll D. Vinson has been President and Director of the Managing General Partner and President of Metropolitan Asset Enhancement L.P., and subsidiaries since August of 1994. He has acted as Chief Operating officer of IPT, an affiliate of the Managing General Partner, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since August 1994. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard has been Vice President of the Managing General Partner since August 1994. He has acted as Senior Vice President of IPT, an affiliate of the Managing General Partner since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1992 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since August 1994 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

Neither the General Partner nor any of the directors and officers of the Managing General Partner received any remuneration from the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant.

No director or officer of the Managing General Partner owns any Units. The Managing General Partner does not own any of the Limited Partnership Units.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partner received cash distributions from operations of approximately $6,000 during the year ended December 31, 1996. A distribution to the General Partner of $6,000 was recorded on December 31, 1997 and paid on January 6, 1998. For a description of the share of cash distributions from operations, if any, to which the general partner is entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership paid property management fees for property management services as noted below for the years ended December 31, 1997 and 1996, respectively. The Partnership Agreement ("Agreement") provides that the Managing General Partner and its affiliates be paid asset management fees based on the "tangible asset value" as defined in the Agreement. The Agreement also provides for reimbursement to the Managing General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                  For the Year Ended December 31,
                                                     1997                 1996
                                                              (in thousands)
Property management fees                             $160                 $171
Asset management fees                                 136                  136
Reimbursement for services of affiliates
included in (includes approximately $30,000 and
  $8,000, respectively, in reimbursements
  for construction oversight cost)                    144                  120

For a more detailed description of the management fee that Insignia Residential Group, L.P. and Insignia Commercial Group, Inc. are entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations were not significant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)   Reports on Form 8-K filed in the fourth quarter of fiscal year 1997:

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



                      HCW PENSION REAL ESTATE FUND LIMITED
                      PARTNERSHIP

                 By:  HCW General Partner Ltd.
                      General Partner

                 By:  IH, Inc.
                      General Partner


                 By:  /s/ Carroll D. Vinson
                      Carroll D. Vinson
                      President and Director


                 Date: March 26, 1998


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated below.




IH, Inc.


BY:     /s/ Carroll D. Vinson
       Carroll D. Vinson
       President and Director


By:    /s/ Robert D. Long, Jr.
       Robert D. Long, Jr.
       Vice President and Chief
       Accounting Officer

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