Form 10QSB
period 1998-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1998-05-12
CIK 745538

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

                                       or

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

                                 (864) 239-1000
                           Issuer's telephone number

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998



Assets
  Cash and cash equivalents                                     $ 1,192
  Receivables and deposits (net of allowance                        381
   of $16 for doubtful accounts)
  Other assets                                                       68
  Investment properties:
    Land                                           $ 1,121
    Buildings and related personal property         14,323
                                                    15,444
    Less accumulated depreciation                   (5,070)      10,374

                                                                $12,015


Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                              $    48
  Tenant security deposit liabilities                               114
  Accrued property taxes                                            367
  Other liabilities                                                  99

Partners' Capital (Deficit)
  General partner                                  $   (52)
  Limited partners (15,698 units
     issued and outstanding)                        11,439       11,387

                                                                $12,015


                 See Accompanying Notes to Financial Statements


b)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                     Three Months Ended
                                                           March 31,
                                                      1998          1997
Revenues:
  Rental income                                      $  712       $  763
  Other income                                           37           39
     Total revenues                                     749          802

Expenses:
  Operating                                             392          297
  General and administrative                             67           69
  Depreciation                                          178          157
  Property taxes                                        108          102
     Total expenses                                     745          625

  Net income                                         $    4       $  177

Net income allocated to general partner (2%)         $   --       $    3
Net income allocated to limited partners (98%)            4          174

                                                     $    4       $  177

Net income per limited partnership unit              $  .25       $11.07


                 See Accompanying Notes to Financial Statements


c)
               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership     General     Limited
                                      Units        Partner     Partners       Total
Original capital contributions      15,698       $     --      $  15,698   $  15,698

Partners' (deficit) capital
  at December 31, 1997              15,698       $    (52)     $  11,435   $   11,383

Net income for the three months
  ended March 31, 1998                  --             --              4           4

Partners' (deficit) capital
  at March 31, 1998                 15,698       $    (52)     $  11,439   $  11,387

                 See Accompanying Notes to Financial Statements


d)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                            1998         1997
Cash flows from operating activities:
  Net income                                              $    4       $  177
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                             178          157
    Amortization of leasing commissions                        1            1
    Change in accounts:
      Receivables and deposits                               (71)          43
      Other assets                                             9           (2)
      Accounts payable                                        (3)         (30)
      Tenant security deposit liabilities                      2           (7)
      Accrued property taxes                                 107          102
      Other liabilities                                      (21)         (10)

         Net cash provided by operating activities           206          431

Cash flows from investing activities:
  Property improvements and replacements                     (53)        (233)

         Net cash used in investing activities               (53)        (233)

Cash flows from financing activities:
  Distributions to partners                                 (300)          --

         Net cash used in investing activities              (300)          --

Net (decrease) increase in cash and cash equivalents        (147)         198

Cash and cash equivalents at beginning of period           1,339        1,392

Cash and cash equivalents at end of period                $1,192       $1,590

                 See Accompanying Notes to Financial Statements


e)
              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partners Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership paid property management fees for property management services as noted below for the three months ended March 31, 1998 and 1997, respectively. The Partnership Agreement ("Agreement") provides that the Managing General Partner and its affiliates be paid asset management fees based on "tangible asset value" as defined in the Agreement. The Agreement also provides for reimbursement to the Managing General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                      Three Months Ended
                                                           March 31,
                                                     1998             1997
                                                        (in thousands)

Property management fees (included in
  operating expenses)                                $ 41             $ 42
Asset management fees (included in general
   and administrative expenses)                        34               34
Reimbursement for services of affiliates
  (included in operating, general and
  administrative and investment properties) (1)        23               36

(1) Included in "reimbursements for services of affiliates" for the three months ended March 31, 1997, is approximately $10,000 in reimbursements for construction oversight costs.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner, which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control both the General Partner and the Managing General Partner of the Partnership.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex and one office building. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:




Property                                       1998        1997

Lewis Park Apartments
  Carbondale, Illinois                          90%         91%

Highland Professional Tower
  Kansas City, Missouri                         67%         77%

The Managing General Partner attributes the decrease in occupancy at Highland Professional Tower to tenants not renewing their leases due to deferred maintenance that needed to be performed at the property. The Managing General Partner renovated and repaired Highland Professional Tower's common areas during the year ending December 31, 1997 in an attempt to attract and retain tenants; however the trend has continued through March 1998 that as tenant leases expire the tenants are only agreeing to month to month leases.

Results of Operations

The Partnership's net income for the three months ended March 31, 1998, was approximately $4,000 versus approximately $177,000 for the three months ended March 31, 1997. The decrease in net income is primarily attributable to a decrease in rental income, and increases in operating and depreciation expenses. Rental income decreased due to the decrease in occupancy at Highland Professional Tower as discussed above. Operating expenses increased due to an increase in maintenance expense as a result of parking lot and heating and air conditioning repairs at Highland Professional Park. Depreciation expense increased due to fixed asset additions related to the renovation project at Highland Professional Park as discussed above.

Included in operating expenses at March 31, 1998 is approximately $82,000 of major repairs and maintenance comprised primarily of parking lot repairs at Highland Professional Tower. Included in operating expenses at March 31, 1997 is approximately $7,000 of major repairs and maintenance comprised of exterior building repairs.

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

Liquidity and Capital Resources

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $1,192,000 compared to approximately $1,590,000 for the three months ended March 31, 1997. The net (decrease) increase in cash and cash equivalents for the three months ended March 31, 1998 and 1997 is ($147,000) and $198,000, respectively. Net cash provided by operating activities decreased due to the decrease in net income as discussed above and an increase in receivables and deposits as a result of an increase in required tax escrow accounts. Net cash used in investing activities decreased due to a decrease in property improvements and replacements in 1998 as compared to 1997 as a result of the 1997 renovation project at Highland Professional Tower. Net cash used in financing activities increased due to the payment in January 1998 of distributions to partners declared and accrued December 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership paid accrued cash distributions of $6,000 to the General Partner and $294,000 to the limited partners during the three months ended March 31, 1998. No cash distributions were made during the three months ended March 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales, financing, and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended March 31, 1998.


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



                                    HCW PENSION REAL ESTATE FUND
                                    LIMITED PARTNERSHIP

                               By:  HCW General Partner Ltd.,
                                    the General Partner

                               By:  IH, Inc.,
                                    the General Partner

                               By:  /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President and Director

                               By:  /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Vice President and Chief Accounting
                                    Officer

                               Date:  May 12, 1998