Form 10QSB
period 1998-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1998-08-11
CIK 745538

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


                  For the quarterly period ended June 30, 1998

                                       or

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                        $ 1,138
  Receivables and deposits (net of allowance
   of $16 for doubtful accounts)                                       484
  Other assets                                                          77
  Investment properties:
    Land                                               $ 1,121
    Buildings and related personal property             14,414
                                                        15,535
    Less accumulated depreciation                       (5,216)     10,319

                                                                   $12,018

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                 $    17
  Tenant security deposit liabilities                                  105
  Accrued property taxes                                               477
  Other liabilities                                                     78

Partners' Capital (Deficit)
  General partners                                     $   (53)
  Limited partners (15,698 units
     issued and outstanding)                            11,394      11,341

                                                                   $12,018

                 See Accompanying Notes to Financial Statements


b)                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   1998        1997        1998        1997
Revenues:
  Rental income                   $   591     $   561     $ 1,303     $ 1,324
  Other income                         55          47          92          86
     Total revenues                   646         608       1,395       1,410

Expenses:
  Operating                           315         330         707         627
  General and administrative           69          73         136         142
  Depreciation                        177         163         355         320
  Property taxes                      109         101         217         203
  Casualty loss                        22          --          22          --
     Total expenses                   692         667       1,437       1,292

     Net (loss) income            $   (46)    $   (59)    $   (42)    $   118

Net (loss) income allocated
  to general partners (2%)        $    (1)    $    (1)    $    (1)    $     2
Net (loss) income allocated
  to limited partners (98%)           (45)        (58)        (41)        116
                                  $   (46)    $   (59)    $   (42)    $   118
Net (loss) income per limited
  partnership unit                $ (2.87)    $ (3.69)    $ (2.61)    $  7.39

                 See Accompanying Notes to Financial Statements


c)                 HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership   General     Limited
                                     Units      Partners    Partners      Total
Original capital contributions     15,698       $     --    $ 15,698    $ 15,698

Partners' (deficit) capital
  at December 31, 1997             15,698       $    (52)   $ 11,435    $ 11,383

Net loss for the six months
  ended June 30, 1998                  --             (1)        (41)        (42)

Partners' (deficit) capital
  at June 30, 1998                 15,698       $    (53)   $ 11,394    $ 11,341

                 See Accompanying Notes to Financial Statements

d)                 HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Six Months Ended
                                                               June 30,
                                                           1998        1997
Cash flows from operating activities:
  Net (loss) income                                      $   (42)     $  118
  Adjustments to reconcile net (loss)income to net
   cash provided by operating activities:
    Depreciation                                             355         320
    Amortization of leasing commissions                        2           2
    Casualty loss                                             22          --
    Change in accounts:
      Receivables and deposits                              (174)         25
      Other assets                                            (1)        (27)
      Accounts payable                                       (34)        (42)
      Tenant security deposit liabilities                     (7)        (56)
      Accrued property taxes                                 217         203
      Other liabilities                                      (42)        (15)

         Net cash provided by operating activities           296         528

Cash flows from investing activities:
  Property improvements and replacements                    (197)       (518)

         Net cash used in investing activities              (197)       (518)

Cash flows from financing activities:
  Distributions to partners                                 (300)         --

         Net cash used in financing activities              (300)         --

Net (decrease) increase in cash and cash equivalents        (201)         10

Cash and cash equivalents at beginning of period           1,339       1,392

Cash and cash equivalents at end of period               $ 1,138      $1,402

                 See Accompanying Notes to Financial Statements


e)                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partners Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership paid property management fees for property management services as noted below for the six months ended June 30, 1998 and 1997, respectively. The Partnership Agreement ("Agreement") provides that the Managing General Partner and its affiliates be paid asset management fees based on "tangible asset value" as defined in the Agreement. The Agreement also provides for reimbursement to the Managing General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                      Six Months Ended
                                                          June 30,
                                                     1998           1997
                                                       (in thousands)

Property management fees (included in
  operating expense)                                 $ 79          $ 82
Asset management fees (included in general
   and administrative expense)                         67            68
Reimbursement for services of affiliates
  (included in operating, general and
  administrative and investment properties) (1)        44            51

(1) Included in "reimbursements for services of affiliates" for the six months ended June 30, 1998, is approximately $3,000 in reimbursements for construction oversight costs.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control both the General Partner and the Managing General Partner of the Partnership.

NOTE C - CASUALTY

During the quarter ended June 30, 1998, the Partnership recorded a casualty loss resulting from a storm that damaged the roofs at Lewis Park Apartments during 1997. The damage resulted in a loss of approximately $22,000 arising from the write-off of the basis of the property which was replaced.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex and one office building. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:



                                            Average
                                           Occupancy
Property                                1998       1997

Lewis Park Apartments
 Carbondale, Illinois                    82%       80%

Highland Professional Tower
 Kansas City, Missouri                   66%       76%

The Managing General Partner attributes the decrease in occupancy at Highland Professional Tower throughout 1997 to the loss of a major tenant during the fourth quarter of 1997 and to deferred maintenance that needed to be performed at the property. The Managing General Partner renovated and repaired Highland Professional Tower's common areas during the year ending December 31, 1997 in an effort to attract additional tenants. Although all renovations were substantially complete at the beginning of 1998, the property has not seen any resulting increase in its tenant base as of June 30, 1998.

Results of Operations

The Partnership's net loss for the three months ended June 30, 1998, was approximately $46,000 versus approximately $59,000 for the three months ended June 30, 1997. The Partnership's net (loss) income for the six months ended June 30, 1998, was approximately ($42,000) versus approximately $118,000 for the six months ended June 30, 1997. The decrease in net income for the six month period is primarily attributable to a decrease in rental income, and increases in operating and depreciation expense and the casualty loss recognized in 1998. Rental income decreased due to the decrease in occupancy at Highland Professional Tower as discussed above. Operating expenses increased due to an increase in maintenance expense as a result of parking lot repairs and heating and air conditioning repairs at Highland Professional Tower and gutter repairs at Lewis Park. Depreciation expense increased due to fixed asset additions related to the renovation project at Highland Professional Park as discussed above. The casualty loss resulted from a storm that damaged the roofs at Lewis Park Apartments during 1997. The damage resulted in a loss arising from the write-off of the basis of the property which was replaced during 1998.

The decrease in net loss for the three month period ended June 30, 1998 is primarily attributable to an increase in rental income. Rental income increased due to rental rate increases at Lewis Park Apartments. The increase in rental income was partially offset by the casualty loss as described above.

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

Included in operating expense at June 30, 1998 is approximately $91,000 of major repairs and maintenance comprised primarily of parking lot repairs at Highland Professional Tower and gutter repairs at Lewis Park. Included in operating expense at June 30, 1997 is approximately $8,000 of major repairs and maintenance comprised primarily of major landscaping and construction services.

Liquidity and Capital Resources

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $1,138,000 compared to approximately $1,402,000 at June 30, 1997. The net (decrease) increase in cash and cash equivalents for the six months ended June 30, 1998 and 1997 is ($201,000) and $10,000, respectively. Net cash provided by operating activities decreased due to the decrease in net income as discussed above and an increase in receivables and deposits as a result of an increase in required tax escrow accounts. Net cash used in investing activities decreased due to a decrease in property improvements and replacements in 1998 as compared to 1997 as a result of the renovation project at Highlands Professional Tower. Net cash used in financing activities increased due to the payment in January 1998 of distributions to partners declared and accrued December 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Partnership paid accrued cash distributions of $6,000 to the General Partner and $294,000 to the limited partners during the six months ended June 30, 1998. No cash distributions were made during the six months ended June 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales, financing, and the availability of cash reserves.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended June 30, 1998.



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

                              Date: August 11, 1998