Form 10QSB
period 1998-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1998-11-12
CIK 745538

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


               For the quarterly period ended September 30, 1998

                                       or

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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998



Assets
  Cash and cash equivalents                                          $ 1,157
  Receivables and deposits (net of allowance
    of $17 for doubtful accounts)                                        378
  Other assets                                                            76
  Investment properties:
    Land                                                  $ 1,121
    Buildings and related personal property                14,598
                                                           15,719
    Less accumulated depreciation                          (5,435)    10,284

                                                                     $11,895

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                   $    80
  Tenant security deposit liabilities                                    142
  Accrued property taxes                                                 309
  Other liabilities                                                      112

Partners' Capital (Deficit)
  General partners                                        $   (55)
  Limited partners (15,698 units
     issued and outstanding)                               11,307     11,252

                                                                     $11,895

                 See Accompanying Notes to Financial Statements


b)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                   1998       1997       1998       1997
Revenues:
  Rental income                 $   586    $  586     $ 1,889     $1,910
  Other income                       51        58         143        144
     Total revenues                 637       644       2,032      2,054

Expenses:
  Operating                         371       400       1,078      1,027
  General and administrative         61        74         197        216
  Depreciation                      219       174         574        494
  Property taxes                     75       103         292        306
  Casualty loss                      --        --          22         --
     Total expenses                 726       751       2,163      2,043

     Net (loss) income          $   (89)   $ (107)    $  (131)    $   11

Net (loss) income allocated
  to general partners (2%)      $    (2)   $   (2)    $    (3)    $   --
Net (loss) income allocated
  to limited partners (98%)         (87)     (105)       (128)        11
                                $   (89)   $ (107)    $  (131)    $   11
Net (loss) income per limited
  partnership unit              $ (5.54)   $(6.68)    $ (8.15)    $  .69

                 See Accompanying Notes to Financial Statements


c)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Limited
                                  Partnership   General   Limited
                                     Units     Partners  Partners    Total

Original capital contributions     15,698       $    --   $15,698   $15,698

Partners' (deficit) capital
  at December 31, 1997             15,698       $   (52)  $11,435   $11,383

Net loss for the nine months
  ended September 30, 1998             --            (3)     (128)     (131)

Partners' (deficit) capital
  at September 30, 1998            15,698       $   (55)  $11,307   $11,252

                 See Accompanying Notes to Financial Statements


d)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                          Nine Months Ended
                                                            September 30,
                                                          1998        1997
Cash flows from operating activities:
  Net (loss) income                                      $ (131)     $   11
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
    Depreciation                                            574         494
    Amortization of leasing commissions                       2           3
    Casualty loss (gain)                                     22          (1)
    Change in accounts:
      Receivables and deposits                              (68)        130
      Other assets                                           --         (23)
      Accounts payable                                       29         (50)
      Tenant security deposit liabilities                    30         (45)
      Accrued property taxes                                 49          59
      Other liabilities                                      (8)         53

         Net cash provided by operating activities          499         631

Cash flows from investing activities:
  Net insurance proceeds                                     --          51
  Property improvements and replacements                   (381)       (943)

         Net cash used in investing activities             (381)       (892)

Cash flows from financing activities:
  Distribution to partners                                 (300)         --

Net decrease in cash and cash equivalents                  (182)       (261)

Cash and cash equivalents at beginning of period          1,339       1,392

Cash and cash equivalents at end of period                1,157       1,131

                 See Accompanying Notes to Financial Statements

e)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partners Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Managing General Partner provide property management and asset management services to the Partnership. The Partnership paid property management fees for property management services as noted below for the nine months ended September 30, 1998 and 1997, respectively. The Partnership Agreement (the "Agreement") provides for the Managing General Partner and its affiliates to be paid asset management fees based on "tangible asset value" as defined in the Agreement. The Agreement also provides for reimbursement to the Managing General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The Managing General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                   Nine Months Ended
                                                     September 30,
                                                   1998       1997
                                                    (in thousands)
Property management fees (included in
  operating expense)                               $112       $117
Asset management fees (included in general
  and administrative expense)                       101        102
Reimbursement for services of affiliates
  (included in operating, general and
  administrative and investment properties) (1)      66        110

(1) Included in "reimbursements for services of affiliates" for the nine months ended September 30, 1998 and 1997, is approximately $4,000 and $28,000, respectively, in reimbursements for construction oversight costs.

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

NOTE C - CASUALTY

During the nine months ended September 30, 1998, the Partnership recorded a casualty loss resulting from a storm that damaged the roofs at Lewis Park Apartments during 1997. The damage resulted in a loss of approximately $22,000 arising from the write-off of the basis of the property which was replaced.

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of one apartment complex and one office building. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:



                                       Average Occupancy
Property                                1998       1997

Lewis Park Apartments
 Carbondale, Illinois                    81%       80%

Highland Professional Tower
 Kansas City, Missouri                   65%       75%


The Managing General Partner attributes the decrease in occupancy at Highland Professional Tower to the loss of a major tenant during the fourth quarter of 1997 and to deferred maintenance that needed to be performed at the property. The Managing General Partner renovated and repaired Highland Professional Tower's common areas during the year ending December 31, 1997 in an effort to attract additional tenants. Although all renovations were substantially complete at the beginning of 1998, the property has not seen any resulting increase in its tenant base as of September 30, 1998.

Results of Operations

The Partnership's net loss for the three months ended September 30, 1998, was approximately $89,000 versus a loss of approximately $107,000 for the three months ended September 30, 1997. The Partnership's net (loss) income for the nine months ended September 30, 1998, was approximately ($131,000) versus approximately $11,000 for the nine months ended September 30, 1997. The decrease in net income for the nine month comparable periods is primarily attributable to a decrease in rental income, and increases in operating and depreciation expense and the casualty loss recognized in 1998. Rental income decreased due to the decrease in occupancy at Highland Professional Tower as discussed above. Operating expenses increased due to an increase in maintenance expense as a result of parking lot repairs and air conditioning repairs at Highland Professional Tower and gutter repairs at Lewis Park. Depreciation expense increased due to fixed asset additions related to the renovation project
at Highland Professional Park as discussed above.   The casualty loss resulted
from a storm that damaged the roofs at Lewis Park Apartments during 1997. The damage resulted in a loss arising from the write-off of the basis of the property, which was replaced during 1998. The increase in net income for the comparable three month period was due to a decrease in operating, general and administrative, and property tax expenses while revenues remained relatively constant.

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

Included in operating expense at September 30, 1998 is approximately $108,000 of major repairs and maintenance comprised primarily of parking lot repairs at Highland Professional Tower and gutter repairs at Lewis Park. Included in operating expense at September 30, 1997 is approximately $21,000 of major repairs and maintenance comprised primarily of major landscaping and construction services.

Liquidity and Capital Resources

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $1,157,000 compared to approximately $1,131,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine months ended September 30, 1998 and 1997 is $182,000 and $261,000, respectively. Net cash provided by operating activities decreased due to the decrease in net income as discussed above and an increase in receivables and deposits as a result of an increase in required tax escrow accounts. Net cash used in investing activities decreased due to a decrease in property improvements and replacements in 1998 as compared to 1997 as a result of the renovation project at Highlands Professional
Tower.   Net cash used in financing activities increased due to the payment in
January 1998 of a distribution to partners declared and accrued December 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The Partnership paid accrued cash distributions of $6,000 to the General Partner and $294,000 to the limited partners during the nine months ended September 30, 1998. No cash distributions were made during the nine months ended September 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDING

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES LLC. V. INSIGNIA FINANCIAL GROUP, INC. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)  Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)  Reports on Form 8-K:

          Form 8-K filed on September 30, 1998 to disclose a change in auditors (amended on October 26, 1998 on Form 8-K/A).



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



                               HCW PENSION REAL ESTATE FUND
                               LIMITED PARTNERSHIP


                               By:        HCW General Partner Ltd.,
                                          the General Partner


                               By:        IH, Inc.,
                                          the General Partner


                               By:        /s/Patrick Foye
                                          Patrick Foye
                                          Executive Vice President


                               By:        /s/ Timothy R. Garrick
                                          Timothy R. Garrick
                                          Vice President - Accounting
                                          (Duly Authorized Officer)


                               Date:      November 12, 1998