Form 10KSB
period 1998-12-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1999-03-31
CIK 745538

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)



 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

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

State issuer's revenues for its most recent fiscal year.  $2,799,000

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None




                                     PART I



ITEM 1.   DESCRIPTION OF BUSINESS

HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") is a publicly-held limited partnership organized on April 30, 1984, under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts. The General Partner of the Partnership is HCW General Partner Ltd., (the "General Partner"). The General Partner is a Texas limited partnership whose sole general partner is IH, Inc. ("Managing General Partner"). The Partnership Agreement provides that the Partnership is to terminate on October 31, 2024 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. From 1984 through 1986, during its acquisition phase, the Registrant acquired one existing apartment and one existing commercial property. The Registrant continues to own and operate these properties. See "Item 2, Description of Properties."

Commencing on August 17, 1984, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission (the "SEC"), 25,000 Units of Limited Partnership interest (the units) at a purchase price of $1,000 per unit. The sale of Limited Partnership Units closed on March 14, 1986, with 15,698 units sold at $1,000 each, or gross proceeds of approximately $15,698,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

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

Pursuant to the purchase agreement dated August 8, 1994, affiliates of IH, Inc. acquired certain assets from Hampton Realty Partners, L.P. and its affiliates, service contract rights to all partnerships affiliated with Hampton Realty, L.P. and receivables from partnerships other than the Partnership. In addition, an affiliate of Metropolitan Asset Enhancement, L.P. acquired the limited partnership interest in HCW General Partner, Ltd. on August 8, 1994. Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into Apartment Investment and Management Company ("AIMCO") effective February 26, 1999. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the Managing General Partner. Property management services were performed at the Partnership's apartment property by an affiliate of the Managing General Partner for the years ended December 31, 1998 and 1997. Property management services were performed at the Partnership's commercial property by an affiliate of the Managing General Partner for the nine months ended September 30, 1998 and for the year ended December 31, 1997. Since October 1, 1998, an unaffiliated party has been providing such property management services for the commercial property.

The business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments and commercial space at the Registrant's properties and the rents that may be charged for such apartments or space. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                              Date of
    Property                 Purchase     Type of Ownership      Use

Lewis Park Apartments          11/86        Fee ownership     Apartment
  Carbondale, Illinois                                        269 units

Highland Professional Tower    10/92        Fee ownership    Office Bldg.
  Kansas City, Missouri                                     approximately
                                                            102,000 sq.ft.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                        Gross

                       Carrying  Accumulated                     Federal

Property                Value    Depreciation  Rate   Method    Tax Basis

                           (in thousands)                     (in thousands)


Lewis Park Apartments  $ 9,638      $4,244     5-40     S/L      $ 6,316

Highland Professional

 Tower                   6,207       1,369     5-25     S/L        5,373


                       $15,845      $5,613                       $11,689


See "Note A" to the financial statements in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                                   Average Annual          Average Annual

                                    Rental Rates             Occupancy

Property                         1998           1997        1998    1997

Lewis Park Apartments          $7,706/unit $7,751/unit      85%      84%

Highland Professional Tower   13.30/sq.ft. 13.80/sq.ft.     64%      74%


The Managing General Partner attributes the decrease in occupancy at Highland Professional Tower to the loss of a major tenant during the fourth quarter of 1997 and to deferred maintenance that needed to be performed at the property. The Managing General Partner renovated and repaired Highland Professional Tower's common areas during the year ending December 31, 1997 in an effort to attract additional tenants. Although all renovations were substantially complete at the beginning of 1998, the property has not seen any resulting increase in its tenant base as of December 31, 1998.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes and commercial buildings in the area. The Managing General Partner believes that all of the properties are adequately insured. The residential property is an apartment complex which leases its units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. See "Notes A and F" to the Financial Statements for information with respect to the terms of the commercial leases and "Schedule of Lease Expirations" below for additional information about the commercial leases. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

SCHEDULE OF LEASE EXPIRATIONS:

The following is a schedule of the lease expirations for Highland Professional Tower for the years 1999 - 2005:


              Number of                                  % of Gross

             Expirations  Square Feet    Annual Rent    Annual Rent

                                        (in thousands)


  1999          3            2,929        $ 47             8.10%

  2000          5            4,163          70            11.98%

  2001          3            3,619          56             9.58%

  2002          4            3,857          69            11.76%

  2003          5           17,724         281            48.25%

  2004          1            2,300          34             5.92%

  2005          1            1,700          26             4.41%


The principal businesses of the tenants located at Highland Professional Tower are medical practices.

(Fourteen month to month leases contribute approximately $313,000 to annual rental income for the Partnership.)

The following schedule presents information on tenants leasing 10% or more of the leasable square footage for Highlands Professional Tower:

                       Square Footage   Annual Rent Per       Lease
  Nature of Business       Leased         Square Foot      Expiration
  Radiologist              11,581            13.44           1/31/03



SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                            1998                1998

                                           Billing              Rate

                                        (in thousands)

        Lewis Park Apartments              $243                9.26%

        Highland Professional Tower         151                9.33%


CAPITAL IMPROVEMENTS

Lewis Park

During 1998, the Partnership completed $370,000 of capital improvements at Lewis Park, consisting primarily of parking area repairs, swimming pool repairs, roof replacements and floor covering replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $526,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, approximately $726,000 of capital improvements planned for 1999 which include roof and floor covering replacements.

Highland Professional Tower

In 1998, the Partnership completed $137,000 of capital improvements at Highland Professional Tower, consisting primarily of tenant improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $495,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, approximately $476,000 of capital improvements for 1999 including asbestos control and tenant improvements.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.


ITEM 3.   LEGAL PROCEEDINGS

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES LLC. V. INSIGNIA FINANCIAL GROUP, INC. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.




                                    PART II


ITEM 5.   MARKET FOR PARTNERSHIP'S EQUITY RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 15,698 limited partnership units aggregating $15,698,000. The Partnership currently has 1,320 holders of record owning an aggregate of 15,698 Units. Affiliates of the Managing General Partner owned 2,569 units or 16.37% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

A distribution payable of $400,000 ($24.97 per limited partnership unit) was recorded on December 31, 1998. This distribution was paid on January 20, 1999.
A distribution of $300,000 ($18.73 per limited partnership unit) was recorded on December 31, 1997 and was paid on January 6, 1998. Both distributions were from cash from operations. Future distributions will depend on the levels of net cash generated from operations, debt financing, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1998 was $52,000 as compared to $154,000 for the year ended December 31, 1997. (See "Note C" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income). The decrease in net income was primarily due to a decrease in total revenue and to a lesser extent an increase in total expenses. Total revenues decreased primarily due to a decrease in rental income. The decrease in rental income is attributable to the decrease in occupancy at Highland Professional Tower and decreases in average annual rental rates at both of the Partnership's investment properties.

Expenses increased primarily due to an increase in depreciation expense and to a lesser extent the casualty loss recognized in 1998. The increase in depreciation expense results from an increase in capital improvements performed at both of the investment properties during the past two years to improve the overall appearance and quality of the properties. The casualty loss resulted from a storm that damaged the roofs at Lewis Park Apartments during 1997. The damage resulted in a loss arising from the write-off of the basis of the property, which was replaced during 1998.

Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Registrant, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $1,354,000 as compared to approximately $1,339,000 at December 31, 1997. The increase in cash and cash equivalents is due to $822,000 of cash provided by operating activities which was partially offset by $507,000 of cash used in investing activities and $300,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of partner distributions.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state and local legal and regulatory requirements. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,202,000 for both its properties in 1999. Budgeted capital improvements at Highland Professional Tower include asbestos control and tenant improvements. Budgeted capital improvements at Lewis Park include roof and floor covering replacements. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term. The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant.

A distribution from operations of $400,000 ($24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999. The limited partners received $392,000 and the General Partner received $8,000. A distribution from operations of $300,000 ($18.73 per limited partnership unit) was recorded on December 31, 1997 and was paid on January 6, 1998. The limited partners received $294,000 and the General Partner received $6,000. Future distributions will depend on the levels of net cash generated from operations, debt financing, property sales and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.




ITEM 7.   FINANCIAL STATEMENTS


HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS


Independent Auditors' Reports

Balance Sheet - December 31, 1998

Statements of Operations - Years ended December 31, 1998 and 1997

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31,
  1998 and 1997

Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Financial Statements





                          INDEPENDENT AUDITORS' REPORT





The Partners
HCW Pension Real Estate Fund Limited Partnership (a Massachusetts Limited Partnership)

We have audited the accompanying balance sheet of HCW Pension Real Estate Fund Limited Partnership ("the Partnership") as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP

Greenville, South Carolina
February 23, 1999




                          INDEPENDENT AUDITORS' REPORT


The Partners
HCW Pension Real Estate Fund Limited Partnership


We have audited the accompanying consolidated statements of operations, changes in partners' capital (deficit) and cash flows HCW Pension Real Estate Fund Limited Partnership ("the Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects the results of operations and cash flows for the year ended December 31,1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Greenville, South Carolina
February 17, 1998




                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                 BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



 Assets

     Cash and cash equivalents                                        $ 1,354

     Receivables and deposits (net of allowance of

       $16 for doubtful accounts)                                         485

     Other assets                                                          72

     Investment properties:

       Land                                              $ 1,121

       Buildings and related personal property            14,724

                                                          15,845

       Less accumulated depreciation                      (5,613)      10,232


                                                                      $12,143


 Liabilities and Partners' Capital (Deficit)

 Liabilities

     Accounts payable                                                 $    61

     Tenant security deposit liabilities                                  139

     Accrued property taxes                                               410

     Other liabilities                                                     98

     Distribution payable                                                 400


 Partners' Capital (Deficit)

     General partner                                     $   (59)

     Limited partners (15,698 units

       issued and outstanding)                            11,094       11,035


                                                                      $12,143



                 See Accompanying Notes to Financial Statements




                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                        (in thousands, except unit data)


                                                    Years Ended December 31,

                                                       1998        1997

  Revenues:

       Rental income                                   $2,626      $2,685

       Other income                                       173         181

           Total revenues                               2,799       2,866


  Expenses:

       Operating                                        1,313       1,351

       General and administrative                         267         290

       Depreciation                                       752         661

       Property taxes                                     393         410

       Casualty loss                                       22          --

           Total expenses                               2,747       2,712


           Net income                                  $   52      $  154


  Net income allocated to general

       partner (2%)                                    $    1      $    3

  Net income allocated to limited

       partners (98%)                                      51         151

                                                       $   52      $  154


  Net income per limited partnership unit              $ 3.25      $ 9.62


  Distribution per limited partnership unit            $24.97      $18.73


                 See Accompanying Notes to Financial Statements




                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                      Limited

                                    Partnership General    Limited

                                       Units    Partner    Partners     Total


 Original capital contributions        15,698    $  --     $15,698     $15,698


 Partners' (deficit) capital at

  December 31, 1996                    15,698    $ (49)    $11,578     $11,529

 Distributions declared to partners        --       (6)       (294)       (300)

 Net income for the year ended

  December 31, 1997                        --        3         151         154

 Partners' (deficit) capital at

  December 31, 1997                    15,698      (52)     11,435      11,383

 Distributions declared to partners        --       (8)       (392)       (400)

 Net income for the year ended

  December 31, 1998                        --        1          51          52

 Partners' (deficit) capital at

  December 31, 1998                    15,698    $ (59)    $11,094     $11,035


                 See Accompanying Notes to Financial Statements




                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                        Years Ended December 31,

                                                             1998        1997

  Cash flows from operating activities:

   Net income                                               $    52    $  154

   Adjustments to reconcile net income to net

   cash provided by operating activities:

    Depreciation                                                752       661

    Amortization of leasing commissions                           2         4

    Casualty loss (gain)                                         22        (1)

    Change in accounts:

       Receivables and deposits                                (175)      201

       Other assets                                               4       (20)

       Accounts payable                                          10       (24)

       Tenant security deposit liabilities                       27       (50)

       Accrued property taxes                                   150        13

       Other liabilities                                        (22)       62


          Net cash provided by operating activities             822     1,000


  Cash flows from investing activities:

    Property improvements and replacements                     (507)   (1,104)

    Net insurance proceeds                                       --        51


          Net cash used in investing activities                (507)   (1,053)


  Cash flows from financing activities:

    Distributions to partners                                  (300)       --


  Net increase (decrease) in cash and cash equivalents           15       (53)


  Cash and cash equivalents at beginning of year              1,339     1,392


  Cash and cash equivalents at end of year                  $ 1,354    $1,339


  Supplemental disclosure of non-cash financing activity:

    Distribution payable                                    $   400    $  300


                 See Accompanying Notes to Financial Statements








                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") is a limited partnership organized pursuant to the laws of the Commonwealth of Massachusetts on April 30, 1984. On August 17, 1984, a registration statement was declared effective by the Securities and Exchange Commission. The Partnership commenced operations on June 5, 1985. The Partnership operates an apartment property and a commercial property located in the Midwest. The Partnership Agreement provides that the Partnership is to terminate on October 31, 2024 unless terminated prior to such date.

On August 8, 1994, Hampton Corp. assigned its general partnership interest in Hampton HCW General Partner, Ltd. to IH, Inc., (the "Managing General Partner") an affiliate of Apartment Investment and Management Company ("AIMCO") and Metropolitan Asset Enhancement, L.P. Also effective August 8, 1994, Hampton HCW General Partner, Ltd. changed its name to HCW General Partner, Ltd. As a result, IH, Inc. now possesses the sole authority to direct and manage HCW General Partner, Ltd., which is the sole general partner of the Partnership.

Pursuant to the purchase agreement dated August 8, 1994, affiliates of IH, Inc. acquired certain assets from Hampton Realty Partners, L.P. and its affiliates, including the general partnership interest assigned to IH, Inc., service contract rights to all partnerships affiliated with Hampton Realty, L.P. and receivables from partnerships other than the Partnership. In addition, an affiliate of Metropolitan Asset Enhancement, L.P. acquired the limited partnership interest in HCW General Partner, Ltd. from the termination of an escrow, which occurred on December 31, 1994. Prior to February 25, 1998 the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into AIMCO effective February 26, 1999. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. See "Note B - Transfer of Control." The director and officers of the Managing General Partner also serve as executive officers of AIMCO.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

At December 31, 1998, $400,000 was recorded as an operating distribution payable and was paid January 20, 1999. The Partnership distributed cash from operations of approximately $294,000 to the Limited Partners and approximately $6,000 to the General Partner during the year ended December 31, 1998 from the $300,000 distribution payable recorded on December 31, 1997.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt. The Partnership's allocations for 1998 and 1997 have been made in accordance with these provisions.

Escrows for Taxes: These escrows are held by the Partnership and are designated for the payment of real estate taxes. These funds totaled approximately $305,000 at December 31, 1998 and are included in receivables and deposits.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 7 years, and (3) land improvements over 15 years. For book purposes, buildings are depreciated over useful lives from 27.5 to 40 years and personal property is depreciated over 5 to 40 years.

Lease Commission: Lease commissions of approximately $20,000 less accumulated amortization of approximately $19,000 are included in other assets and are being amortized over the terms of the respective leases using the straight-line method.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposits with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred. Commercial office property leases vary from one to twelve years. For leases with scheduled rental increases, rental income is recognized on a straight-line basis over the life of the applicable leases.

Investment Properties: Investment properties consist of one apartment complex and one commercial property and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraisal value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 and 1997.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for disclosure of Segment information.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $41,000 and $53,000 for the years ended December 31, 1998 and 1997, respectively, were charged to expense as incurred.

Reclassification: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands):


                                              1998             1997


  Net income as reported                     $   52           $  154

  Add (deduct):

    Depreciation differences                    103              204

    Unearned income                              (4)              (6)

    Other tax adjustments                        (9)              14

    Federal taxable income                   $  142           $  366

  Federal taxable income per limited

    Partnership unit                          $ 8.85          $22.85


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


   Net assets as reported                         $11,035

   Difference in basis of assets and liabilities:

   Investment properties at cost                      218

   Accumulated depreciation                         1,217

   Syndication                                      1,708

   Other                                                1

   Net assets - tax basis                         $14,179


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                             1998      1997

                                                              (in thousands)


  Property management fees (included in operating expense)   $140       $160

  Asset management fees (included in general and

     administrative expense)                                  134        136

  Reimbursement for services of affiliates (included in

     operating, general and administrative expense and

     investment properties) (1)                                84        144


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $3,000 and $30,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $93,000 and $93,000 for the years ended December 31, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $47,000 and $67,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of asset management fees amounting to approximately $134,000 and approximately $136,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $84,000 and approximately $144,000 for the years ended December 31, 1998 and 1997, respectively.

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

NOTE E - REAL ESTATE AND ACCUMULATED DEPRECIATION

Investment Properties

                                       Initial Cost

                                      To Partnership

                                      (in thousands)


                                                Buildings         Net Cost

                                               and Related      Capitalized

                                                 Personal      Subsequent to

 Description                        Land         Property       Acquisition

 Lewis Park Apartments            $  621        $ 7,840          $1,177

 Highland Professional Tower         500          4,648           1,059

    Totals                        $1,121        $12,488          $2,236






               Gross Amount At Which Carried

                     at December 31 1998

                       (in thousands)


                         Buildings

                        And Related

                         Personal             Accumulated    Date of      Date   Depreciable

 Description    Land     Property     Total   Depreciation Construction Acquired  Life-Years


  Lewis Park   $  621    $ 9,017     $ 9,638    $4,244         1972       11/86      5-40

  Highland        500      5,707       6,207     1,369         1973       10/92      5-25

    Total      $1,121    $14,724     $15,845    $5,613




Reconciliation of "Real Estate and Accumulated Depreciation":


                                              Years Ended December 31,

                                                 1998          1997

                                                   (in thousands)

  Real Estate

  Balance at beginning of year                $15,391      $14,377

    Property improvements                         507        1,104

    Disposal of property                          (53)         (90)

  Balance at end of year                      $15,845      $15,391


  Accumulated Depreciation

  Balance at beginning of year                $ 4,892      $ 4,271

    Additions charged to expense                  752          661

    Disposal of property                          (31)         (40)

  Balance at end of year                      $ 5,613      $ 4,892


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $16,116,000 and approximately $15,610,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $4,427,000 and approximately $3,778,000, respectively.


NOTE F - REVENUES

The Partnership leases Highland Professional Tower, its only commercial property, under noncancelable operating lease agreements. Future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, are as follows (in thousands):


  1999              $  555

  2000                 510

  2001                 454

  2002                 411

  2003                 174

  Thereafter            54

                    $2,158


NOTE G - MAJOR TENANTS

Rents from tenants of Highlands Professional Tower exceeding 10% of rental income in 1998 or 1997 were as follows:

                                 1998                          1997
                         Amount         Percent        Amount        Percent
                     (in thousands)                (in thousands)

  Medical Office          $156            16%           $156           14%


NOTE H - CASUALTY LOSS

During the year ended December 31, 1998, the Partnership recorded a casualty loss resulting from a storm that damaged the roofs at Lewis Park Apartments during 1997. The damage resulted in a loss of approximately $22,000 arising from the write-off of the basis of the property which was replaced.

NOTE I - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex in Carbondale, Illinois. The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consists of a professional office building located in Kansas City, Missouri. This property leases space to medical offices at terms ranging from 12 months to six years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segment.

                1998                 RESIDENTIAL  COMMERCIAL   OTHER    TOTALS

 Rental income                         $ 1,641      $   985     $  --   $ 2,626
 Other income                              117           12        44       173
 Depreciation                              473          279        --       752
 General and administrative expense         --           --       267       267
 Casualty loss on disposal of assets       (22)          --        --       (22)
 Segment profit (loss)                     414         (139)     (223)       52
 Total assets                            5,814        5,149     1,180    12,143
 Capital expenditures for
   investment properties                   370          137        --       507

                1997                RESIDENTIAL    COMMERCIAL   OTHER     TOTALS

 Rental income                        $ 1,607       $ 1,078    $   --    $ 2,685
 Other income                             113            11        57        181
 Depreciation                             426           235        --        661
 General and administrative expense        --            --       290        290
 Gain (loss) on disposal of assets         --            --        --         --
 Segment profit (loss)                    361            26      (233)       154
 Total assets                           5,802         5,138     1,286     12,226
 Capital expenditures for
   investment properties                  255           849        --      1,104


NOTE J - LEGAL PROCEEDINGS

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES LLC. V. INSIGNIA FINANCIAL GROUP, INC. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 30, 1998, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, KPMG Peat Marwick, LLP. Deloitte's Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Director. During the calendar year ended 1997 and through September 30, 1998, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective September 30, 1998, the Registrant engaged KPMG Peat Marwick, LLP as its Independent Auditors. During the last two calendar years and through September 30, 1998, the Registrant did not consult KPMG Peat Marwick, LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The names and ages of, as well as the position and offices held by the executive officers and directors of IH, Inc. the Managing General Partner, the general partner of the Partnership's General Partner HCW General Partner, Ltd. are set forth below. There are no family relationships between or among any officers or directors:

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

Neither the director nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, as of December 31, 1998, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.


                                          Number

  Entity                                 of Units     Percentage


 Cooper River Properties, LLC

  (an affiliate of AIMCO)                1,728          11.01%

 AIMCO Properties LP

  (an affiliate of AIMCO)                  764           4.87%

 Insignia Properties LP

  (an affiliate of AIMCO)                   72            .46%

 Liquidity Assistance, LLC

  (an affiliate of AIMCO)                    5            .03%


Cooper River Properties LLC, AIMCO Properties LP, Insignia Properties LP and Liquidity Assistance, LLC are all indirectly ultimately owned by AIMCO. The business address of Cooper River Properties, LLC, Insignia Properties LP, and Liquidity Apartments LLC is 55 Beattie Place, Greenville, SC 29602. The business address of AIMCO Properties LP is 1873 South Bellaire Street, 17th Floor, Denver, Colorado 80222.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 16.37% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the year ended December 31, 1998 and 1997:
                                                               1998      1997

                                                                (in thousands)

 Property management fees (included in operating expense)      $140       $160

 Asset management fees (included in general and

    administrative expense)                                     134        136

 Reimbursement for services of affiliates (included in

    operating, general and administrative expense and

    investment properties) (1)                                   84        144


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $3,000 and $30,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $93,000 and $93,000 for the years ended December 31, 1998 and 1997 respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates $47,000 and $67,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of asset management fees amounting to approximately $134,000 and approximately $136,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $84,000 and approximately $144,000 for the years ended December 31, 1998 and 1997, respectively.

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

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1998:

     Form 8-K filed on September 30, 1998 to disclose a change in auditors (amended on October 26, 1998 on Form 8-K/A)

     Current Report on Form 8-K filed on October 1, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HCW PENSION REAL ESTATE FUND LIMITED
                              PARTNERSHIP

                              By:  HCW General Partner, Ltd.,
                                   the General Partner

                              By:  IH, Inc.,
                                   the General Partner

                             By:   /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting

                             Date:  March 31, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye                  Date: March 31, 1999
Patrick J. Foye
Executive Vice President and Director


/s/Timothy R. Garrick               Date: March 31, 1999
Timothy R. Garrick
Vice President - Accounting and Director



                                 EXHIBIT INDEX


  Exhibit


2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K, File No. 1-14179, dated October 1,
          1998).

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