Form 10QSB
period 1999-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1999-05-17
CIK 745538

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999


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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

  Cash and cash equivalents                                 $ 1,081

  Receivables and deposits (net of allowance                    452

   of $20 for doubtful accounts)

  Other assets                                                   87

  Investment properties:

    Land                                        $ 1,121

    Buildings and related personal property      14,796

                                                 15,917

    Less accumulated depreciation                (5,793)     10,124

                                                            $11,744

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                          $    35

  Tenant security deposit liabilities                           146

  Accrued property taxes                                        366

  Other liabilities                                             113

Partners' Capital (Deficit)

  General partner                               $   (58)

  Limited partners (15,698 units

     issued and outstanding)                     11,142      11,084


                                                            $11,744

                 See Accompanying Notes to Financial Statements

b)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)





                                                       Three Months Ended

                                                           March 31,

                                                       1999         1998

Revenues:

  Rental income                                     $  643       $  712

  Other income                                          42           37

     Total revenues                                    685          749

Expenses:

  Operating                                            277          392

  General and administrative                            71           67

  Depreciation                                         180          178

  Property taxes                                       108          108

     Total expenses                                    636          745

Net income                                          $   49       $    4

Net income allocated to general partner (2%)        $    1       $   --

Net income allocated to limited partners (98%)          48            4

                                                    $   49       $    4

Net income per limited partnership unit             $ 3.06       $  .25

                 See Accompanying Notes to Financial Statements

c)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)





                                  Limited

                                Partnership   General     Limited

                                   Units      Partner     Partners     Total


Original capital contributions    15,698     $     --     $  15,698  $  15,698


Partners' (deficit) capital

  at December 31, 1998            15,698     $    (59)    $  11,094  $  11,035


Net income for the three months

  ended March 31, 1999                --            1            48         49


Partners' (deficit) capital

  at March 31, 1999               15,698     $    (58)    $  11,142  $  11,084


                 See Accompanying Notes to Financial Statements

d)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                        Three Months Ended

                                                             March 31,

                                                         1999         1998

Cash flows from operating activities:

  Net income                                           $   49       $    4

  Adjustments to reconcile net income to net cash

  provided by operating activities:

    Depreciation                                          180          178

    Amortization of leasing commissions                    --            1

    Change in accounts:

      Receivables and deposits                             33          (71)

      Other assets                                        (15)           9

      Accounts payable                                    (26)          (3)

      Tenant security deposit liabilities                   7            2

      Accrued property taxes                              (44)         107

      Other liabilities                                    15          (21)


         Net cash provided by operating activities        199          206


Cash flows from investing activities:

  Property improvements and replacements                  (72)         (53)


         Net cash used in investing activities            (72)         (53)


Cash flows from financing activities:

  Distributions to partners                              (400)        (300)


         Net cash used in financing activities           (400)        (300)


Net decrease in cash and cash equivalents                (273)        (147)


Cash and cash equivalents at beginning of period        1,354        1,339


Cash and cash equivalents at end of period             $1,081       $1,192

                 See Accompanying Notes to Financial Statements

e)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partners Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and its affiliates during the three months ended March 31, 1999 and 1998:


                                                    1999        1998

                                                      (in thousands)


Property management fees (included in

  operating expenses)                                $ 23      $ 41

Asset management fees (included in general

   and administrative expenses)                        34        34

Reimbursement for services of affiliates

  (included in operating, general and

  administrative and investment properties) (1)        20        23


(1) Included in "Reimbursements for services of affiliates" for the three months ended March 31, 1998, is approximately $2,000 in reimbursements for construction oversight costs. There were no such costs incurred for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $23,000 and $25,000 for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1998 affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates approximately $16,000 for the three months ended March 31, 1998. No fees were paid for the three months ended March 31, 1999 as these services were provided by an unrelated party effective October 1, 1998.

An affiliate of the General Partner received reimbursement of asset management fees amounting to approximately $34,000 for both the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $20,000 and $23,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of one apartment complex in Carbondale, Illinois. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of a professional office building located in Kansas City, Missouri. This property leases space to medical offices at terms ranging from twelve months to six years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

               1999                 RESIDENTIAL COMMERCIAL    OTHER    TOTALS

Rental income                         $   432    $   211     $    --   $   643
Other income                              29           4           9        42
Depreciation                             110          70          --       180
General and administrative expense        --          --          71        71
Segment profit (loss)                    156         (45)        (62)       49
Total assets                           6,099       4,948         697    11,744
Capital expenditures                      69           3          --        72



               1998                 RESIDENTIAL COMMERCIAL    OTHER     TOTALS

Rental income                         $  464   $   248        $   --   $   712
Other income                              23         2            12        37
Depreciation                             109        69            --       178
General and administrative expense        --        --            67        67
Segment profit (loss)                    165      (106)          (55)        4
Total assets                           5,830     5,070         1,115    12,015
Capital expenditures                      25        28             --       53

NOTE E - LEGAL PROCEEDINGS

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consists of one apartment complex and one office building. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:

Property                                         1999        1998

Lewis Park Apartments

  Carbondale, Illinois                          83%         90%

Highland Professional Tower

  Kansas City, Missouri                         63%         67%


The Managing General Partner attributes the decrease in occupancy at Lewis Park Apartments to a significant decrease in the student population at the University located near the property. The Managing General Partner renovated and repaired Highland Professional Tower's common areas during the year ended December 31, 1997 in an effort to attract additional tenants. Although all renovations were substantially complete at the beginning of 1998, the property continued to see a decline in its tenant base through December 31, 1998. Occupancy for the three months ended March 31, 1999 has remained steady with the average occupancy at December 31, 1998.

Results of Operations

The Partnership realized net income of approximately $49,000 for the three months ended March 31, 1999 as compared to net income of approximately $4,000 for the three months ended March 31, 1998. The increase in net income is due primarily to a decrease in total expenses. Expenses decreased primarily due to a decrease in operating expense. Operating expense decreased primarily due to a decrease in maintenance expense as a result of major parking lot repairs performed at Highland Professional Tower during the three months ended March 31, 1998. Operating expense also decreased due to a decrease in insurance expense at both of the Partnership properties due to a change in the hazard insurance policy carrier.

The increase in net income was partially offset by a decrease in total revenues. Total revenues decreased primarily due to a decrease in rental income at the Partnership's investment properties. The decrease in rental income is primarily attributable to a decrease in occupancy at the Partnership's properties as noted above.

General and administrative expense, depreciation, and property tax expenses remained relatively constant for the three months ended March 31, 1999. Included in general and administrative expense at both March 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,081,000 as compared to approximately $1,192,000 at March 31, 1998. Cash and cash equivalents decreased approximately $273,000 for the three months ended March 31, 1999 from the Partnership's year end, primarily due to approximately $400,000 of cash used in financing activities and approximately $72,000 of cash used in investing activities, which was partially offset by approximately $199,000 of cash provided by operating activities. Cash used in financing activities consisted of a distribution paid to the partners which was accrued at December 31, 1998. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Lewis Park Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $526,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, approximately $726,000 of capital improvements planned for 1999 which include roof and floor covering replacements. As of March 31, 1999 approximately $69,000 has been incurred consisting primarily of maintenance equipment.

Highland Professional Tower

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $495,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, approximately $476,000 of capital improvements for 1999 including asbestos control and tenant improvements. As of March 31, 1999 approximately $3,000 has been incurred consisting primarily of tenant improvements.

The additional capital improvements expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

A distribution from operations of $400,000 ($24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999. The limited partners received $392,000 and the General Partner received $8,000. A distribution from operations of $300,000 ($18.73 per limited partnership unit) was recorded on December 31, 1997 and was paid on January 6, 1998. The limited partners received $294,000 and the General Partner received $6,000. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, debt financing, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 16.37% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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




                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended March 31, 1999.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HCW PENSION REAL ESTATE FUND LIMITED
                              PARTNERSHIP

                              By:  HCW General Partner, Ltd.,
                                   the General Partner

                              By:  IH, Inc.,
                                   the General Partner

                             By:  /s/Patrick J. Foye
                                  Patrick J. Foye
                                  Executive Vice President


                             By:   /s/Carla R. Stoner
                                  Carla R. Stoner
                                  Senior Vice President Finance and
                                  Administration



                             Date: May 14, 1999