Form 10QSB
period 1999-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1999-08-09
CIK 745538

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


                  For the quarterly period ended June 30, 1999


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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                   $ 1,135

  Receivables and deposits (net of allowance

   of $45 for doubtful accounts)                                  505

  Other assets                                                     83

  Investment properties:

    Land                                           $ 1,121

    Buildings and related personal property         14,913

                                                    16,034

    Less accumulated depreciation                   (5,985)    10,049

                                                              $11,772
Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                            $    57

  Tenant security deposit liabilities                             134

  Accrued property taxes                                          474

  Other liabilities                                                87

Partners' Capital (Deficit)

  General partner                                  $   (59)

  Limited partners (15,698 units

     issued and outstanding)                        11,079     11,020


                                                              $11,772

                 See Accompanying Notes to Financial Statements
b)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                               Three Months Ended     Six Months Ended

                                    June 30,              June 30,

                                 1999       1998       1999       1998

Revenues:

  Rental income                $   577    $   591    $ 1,220    $ 1,303

  Other income                      47         55         89         92

     Total revenues                624        646      1,309      1,395

Expenses:

  Operating                        307        315        584        707

  General and administrative        82         69        153        136

  Depreciation                     192        177        372        355

  Property taxes                   107        109        215        217

  Casualty loss                     --         22         --         22

     Total expenses                688        692      1,324      1,437

     Net loss                  $   (64)   $   (46)   $   (15)   $   (42)

Net loss allocated

   to general partners (2%)    $    (1)   $    (1)   $    --    $    (1)

Net loss allocated

  to limited partners (98%)        (63)       (45)       (15)       (41)

                               $   (64)   $   (46)   $   (15)   $   (42)
Net loss per limited

  partnership unit             $ (4.01)   $ (2.87)   $  (.96)   $ (2.61)


                 See Accompanying Notes to Financial Statements
c)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited

                               Partnership   General     Limited

                                  Units      Partner    Partners      Total


Original capital contributions   15,698     $     --    $  15,698   $  15,698

Partners' (deficit) capital

  at December 31, 1998           15,698     $    (59)   $  11,094   $  11,035

Net loss for the six months

  ended June 30, 1999                --           --          (15)        (15)

Partners' (deficit) capital

  at June 30, 1999               15,698     $    (59)   $  11,079   $  11,020


                 See Accompanying Notes to Financial Statements

d)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                             Six Months Ended

                                                                 June 30,

                                                            1999           1998

Cash flows from operating activities:

  Net loss                                               $   (15)      $   (42)

  Adjustments to reconcile net loss to net

   cash provided by operating activities:

    Depreciation                                             372           355

    Amortization of leasing commissions                       --             2

    Casualty loss                                             --            22

    Change in accounts:

      Receivables and deposits                               (20)         (174)

      Other assets                                           (11)           (1)

      Accounts payable                                        (4)          (34)

      Tenant security deposit liabilities                     (5)           (7)

      Accrued property taxes                                  64           217

      Other liabilities                                      (11)          (42)

         Net cash provided by operating activities           370           296

Cash flows from investing activities:

  Property improvements and replacements                    (189)         (197)

         Net cash used in investing activities              (189)         (197)

Cash flows from financing activities:

  Distributions to partners                                 (400)         (300)

         Net cash used in financing activities              (400)         (300)

Net decrease in cash and cash equivalents                   (219)         (201)

Cash and cash equivalents at beginning of period           1,354         1,339

Cash and cash equivalents at end of period               $ 1,135       $ 1,138


                 See Accompanying Notes to Financial Statements

e)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the Managing General Partner and its affiliates during the six months ended June 30, 1999 and 1998:
                                                     1999          1998

                                                      (in thousands)


Property management fees (included in

  operating expenses)                                $ 47        $ 79

Asset management fees (included in general

   and administrative expenses)                        71          67

Reimbursement for services of affiliates

  (included in operating and general and

  administrative expenses)                             24          44

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $45,000 and $48,000 for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1998 affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates approximately $2,000 and $31,000 for the six months ended June 30, 1999 and 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) the majority of these services for the commercial property were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of asset management fees amounting to approximately $71,000 and $67,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $24,000 and $44,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses for the six months ended June 30, 1998, is approximately $3,000 in reimbursements for construction oversight costs. There were no such costs incurred for the six months ended June 30, 1999.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 5,872.96 (37.41% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $475 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 745.00 units. As a result, AIMCO and its affiliates currently own 3,412.00 units of limited partnership interest in the Partnership representing 21.74% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential property and commercial property. The Partnership's residential property segment consists of one apartment complex in Carbondale, Illinois. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of a professional office building located in Kansas City, Missouri. This property leases space to medical offices at terms ranging from twelve months to six years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately as they provide distinct services with different types of products and customers.

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

               1999                RESIDENTIAL COMMERCIAL    OTHER     TOTALS

Rental income                        $   801     $   419    $    --   $ 1,220
Other income                              63          10         16        89
Depreciation                             230         142         --       372
General and administrative expense        --          --        153       153
Segment profit (loss)                    221         (99)      (137)      (15)
Total assets                           6,199       4,939        634    11,772
Capital expenditures                     173          16         --       189


               1998                RESIDENTIAL COMMERCIAL    OTHER     TOTALS

Rental income                         $  792     $   511     $   --   $ 1,303
Other income                              65           3         24        92
Depreciation                             220         135         --       355
General and administrative expense        --          --        136       136
Casualty loss                             22          --         --        22
Segment profit (loss)                    173        (103)      (112)      (42)
Total assets                           5,864       5,089      1,065    12,018
Capital expenditures                     167          30         --       197

NOTE E - CASUALTY LOSS

During the six months ended June 30, 1998, the Partnership recorded a casualty loss resulting from a storm that damaged the roofs at Lewis Park Apartments during 1997. The damage resulted in a loss of approximately $22,000 arising from the write-off of the basis of the property which was replaced.

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

The Partnership's investment properties consist of one apartment complex and one office building. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

Property                                         1999        1998

Lewis Park Apartments

  Carbondale, Illinois                          79%         82%

Highland Professional Tower

  Kansas City, Missouri                         62%         66%

The Managing General Partner attributes the decrease in occupancy at Lewis Park Apartments to a significant decrease in the student population at the university located near the property. The Managing General Partner renovated and repaired Highland Professional Tower's common areas during the year ended December 31, 1997 in an effort to attract additional tenants. Although all renovations were substantially complete at the beginning of 1998, the property has continued to see a decline in its tenant base through June 30, 1999. Occupancy for the six months ended June 30, 1999 has remained steady with the average occupancy at December 31, 1998.

Results of Operations

The Partnership realized a net loss of approximately $64,000 and $15,000 for the three and six months ended June 30, 1999 as compared to a net loss of approximately $46,000 and $42,000 for the three and six months ended June 30, 1998. The decrease in net loss for the six month period ended June 30, 1999 is due primarily to a decrease in total expenses partially offset by a decrease in total revenue. Total revenue decreased due to a decrease in rental income as a result of a decrease in occupancy at both of the investment properties as discussed above. Total expenses decreased primarily due to a decrease in operating expenses and, to a lesser extent, the casualty loss recognized in 1998. Operating expense decreased primarily due to a decrease in maintenance expense as a result of the completion during the six months ended June 30, 1998 of major parking lot repairs performed at Highland Professional Tower.
Operating expense also decreased due to a decrease in insurance expense at both of the Partnership properties due to a change in the hazard insurance policy carrier which resulted in lower premiums. The increase in net loss for the three months ended June 30, 1999 is attributable to a decrease in rental income as discussed above. The decrease in total expenses for the three and six months ended June 30, 1999 was partially offset by an increase in depreciation and general and administrative expenses. Depreciation expense increased due to fixed asset additions at both of the Partnership's investment properties during the last twelve months.

General and administrative expense increased as a result of an increase in legal costs. Legal costs increased as a result of the settlement of an outstanding litigation case in the first quarter of 1999. These costs did not have a material effect on the overall operations of the Partnership. Also included in general and administrative expense at both June 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,135,000 as compared to approximately $1,138,000 at June 30, 1998. Cash and cash equivalents decreased approximately $219,000 for the six months ended June 30, 1999 from the Partnership's year end, primarily due to approximately $400,000 of cash used in financing activities and approximately $189,000 of cash used in investing activities, which was partially offset by approximately $370,000 of cash provided by operating activities. Cash used in financing activities consisted of a distribution paid to the partners which was accrued at December 31, 1998. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

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

Lewis Park Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $526,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, approximately $726,000 of capital improvements planned for 1999 which include certain of the required improvements and consist of maintenance equipment, roof and floor covering replacements. As of June 30, 1999 approximately $173,000 has been incurred consisting primarily of maintenance equipment, floor covering replacement, and roof repairs.

Highland Professional Tower

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $495,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, approximately $476,000 of capital improvements for 1999 which include certain of the required improvements and consist of asbestos control and tenant improvements. As of June 30, 1999 approximately $16,000 has been incurred consisting of tenant improvements.

The additional capital improvement expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 5,872.96 (37.41% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $475 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 745.00 units. As a result, AIMCO and its affiliates currently own 3,412.00 units of limited partnership interest in the Partnership representing 21.74% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.



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



                              HCW PENSION REAL ESTATE FUND LIMITED
                              PARTNERSHIP

                              By:  HCW General Partner, Ltd.,
                                   the General Partner

                              By:  IH, Inc.,
                                   the Managing General Partner

                             By:   /s/Patrick J. Foye
                                  Patrick J. Foye
                                  Executive Vice President


                             By:   /s/Carla R. Stoner
                                  Carla R. Stoner
                                  Senior Vice President Finance and
                                  Administration



                             Date: August 6, 1999