Form 10QSB
period 1999-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 1999-11-12
CIK 745538

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
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

                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)


                               September 30, 1999



Assets
Cash and cash equivalents                                              $    848
Receivables and deposits (net of allowance
of $51 for doubtful accounts)                                               357
Other assets                                                                 84
Investment properties:
Land                                                     $  1,121
Buildings and related personal property                    12,989
                                                           14,110
Less accumulated depreciation                              (6,215)        7,895
                                                                       $  9,184
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                       $     80
Tenant security deposit liabilities                                         150
Accrued property taxes                                                      311
Other liabilities                                                           115

Partners' (Deficit) Capital
General partner                                          $   (110)
Limited partners (15,698 units issued and
outstanding)                                                8,638         8,528
                                                                       $  9,184

                 See Accompanying Notes to Financial Statements


b)

                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Three Months Ended         Nine Months Ended
                                      September 30,             September 30,
                                    1999         1998         1999         1998
Revenues:
Rental income                     $    618     $    586     $  1,838   $  1,889
Other income                            25           51          114        143
Total revenues                         643          637        1,952      2,032
Expenses:
Operating                              339          371          923      1,078
General and administrative              74           61          227        197
Depreciation                           230          219          602        574
Property taxes                          80           75          295        292
Casualty loss                           --           --           --         22
Impairment loss on property
held for investment
("Note D")                           2,387           --        2,387         --

Total expenses                       3,110          726        4,434      2,163

Net loss                          $ (2,467)    $    (89)    $ (2,482)  $   (131)

Net loss allocated to
general partner (2%)              $    (49)    $     (2)    $    (50)  $     (3)
Net loss allocated
to limited partners (98%)           (2,418)         (87)      (2,432)      (128)
                                  $ (2,467)    $    (89)    $ (2,482)  $   (131)
Net loss per limited
   partnership unit               $(154.03)    $  (5.54)    $(154.92)  $  (8.15)

Distribution per limited
   partnership unit               $   1.53     $     --     $   1.53   $     --


                 See Accompanying Notes to Financial Statements

c)

                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

              STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      15,698     $    --     $15,698      $15,698

Partners' (deficit) capital at
December 31, 1998                   15,698     $   (59)    $11,094      $11,035

Distributions paid to partners          --          (1)        (24)         (25)

Net loss for the nine months
ended September 30, 1999                --         (50)     (2,432)      (2,482)

Partners' (deficit) capital
   at September 30, 1999            15,698     $  (110)    $ 8,638      $ 8,528



                 See Accompanying Notes to Financial Statements


d)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Nine Months Ended
                                                               September 30,
                                                            1999         1998
Cash flows from operating activities:
Net loss                                                 $ (2,482)    $   (131)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation                                                   602          574
Amortization of lease commissions                               --            2
Casualty loss                                                   --           22
Impairment loss on property held for investment              2,387           --
Change in accounts:
Receivables and deposits                                       128          (68)
Other assets                                                   (12)          --
Accounts payable                                                19           29
Tenant security deposit liabilities                             11           30
Accrued property taxes                                         (99)          49
Other liabilities                                               17           (8)

Net cash provided by operating activities                      571          499

Cash flows used in investing activities:
Property improvements and replacements                        (652)        (381)

Cash flows used in financing activities:
Distributions to partners                                     (425)        (300)

Net decrease in cash and cash equivalents                     (506)        (182)

Cash and cash equivalents at beginning of period             1,354        1,339

Cash and cash equivalents at end of period                $    848     $  1,157


                 See Accompanying Notes to Financial Statements


e)
                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)
Property management fees (included in operating expenses) $ 61 $112 Asset management fees (included in general and
 administrative expenses)                                       107       101
Reimbursement for services of affiliates (included in
 operating and general and administrative expenses and
 investment properties)                                          39        66

During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $61,000 and $66,000 for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1998, affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates approximately $46,000 for the nine months ended September 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $107,000 and $101,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $39,000 and $66,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses for the nine months ended September 30, 1998, is approximately $4,000 in reimbursements for construction oversight costs. There were no such costs incurred for the nine months ended September 30, 1999.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 5,872.96 (approximately 37.41% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $475 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 745 units. As a result, AIMCO and its affiliates currently own 3,463 units of limited partnership interest in the Partnership representing approximately 22.06% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - IMPAIRMENT LOSS ON PROPERTY HELD FOR INVESTMENT

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the three months ended September 30, 1999, the Partnership determined that the Highland Professional Tower located in Kansas City, Missouri, with a carrying value of approximately, $4,637,000, was impaired and its value was written down by approximately $2,387,000. The fair value was based upon current economic conditions and projected future operational cash flows. The property is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the fourth quarter of 1999. However, there can be no assurance that the sale will be consummated.

NOTE E - DISTRIBUTIONS

A distribution payable from operations of $400,000 ($24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999. The limited partners received $392,000 and the general partner received $8,000. A distribution from operations of $25,000 ($1.53 per limited partnership unit) was paid on July 1, 1999. The limited partners received approximately $24,000 and the general partner received approximately $1,000. A distribution from operations of $300,000 ($18.73 per limited partnership unit) was recorded on December 31, 1997 and was paid on January 6, 1998. The limited partners received $294,000 and the general partner received $6,000.

NOTE F - SEGMENT INFORMATION

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

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately as they provide services with different types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

                1999                Residential   Commercial    Other    Totals

Rental income                         $ 1,190      $   648     $   --    $1,838
Other income                               80           15         19       114
Depreciation                              382          220         --       602
Impairment loss on property held
  for investment                           --        2,387         --     2,387
General and administrative expense         --           --        227       227
Segment profit (loss)                     271       (2,545)      (208)   (2,482)
Total assets                            6,103        2,541        540     9,184
Capital expenditures                      632           20         --       652

               1998               Residential    Commercial     Other    Totals

Rental income                       $ 1,138       $   751      $   --    $1,889
Other income                             99             8          36       143
Depreciation                            367           207          --       574
General and administrative expense       --            --         197       197
Casualty loss                            22            --          --        22
Segment profit (loss)                   163          (133)       (161)     (131)
Total assets                          5,673         5,135       1,087    11,895
Capital expenditures                    302            79          --       381


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of one apartment complex and one office building. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Lewis Park Apartments                       79%        81%
Carbondale, Illinois
Highland Professional Tower                 62%        65%
Kansas City, Missouri

The Managing General Partner renovated and repaired Highland Professional Tower's common areas during the year ended December 31, 1997 in an effort to attract additional tenants. Although all renovations were substantially complete at the beginning of 1998, the property has continued to see a decline in its tenant base through September 30, 1999. Occupancy for the nine months ended September 30, 1999 has remained steady with the average occupancy for the year ended December 31, 1998.

Results of Operations

The Partnership realized a net loss of approximately $2,482,000 for the nine months ended September 30, 1999, compared to approximately $131,000 for the nine months ended September 30, 1998. The Partnership had a net loss of approximately $2,467,000 for the three months ended September 30, 1999, compared to approximately $89,000 for the three months ended September 30, 1998. The increase in net loss for the nine months ended September 30, 1999 is due to an increase in total expenses and, to a lesser extent, a decrease in total revenue. The increase in net loss for the three months ended September 30, 1999 is due to an increase in total expenses partially offset by a slight increase in total revenues. The increase in total expenses for the three and nine month periods was primarily due to an impairment loss realized at Highlands Professional Tower as discussed below. In addition, there were increases in general and administrative expense and depreciation expense. These increases were offset by reduced operating expenses and the casualty loss recognized in 1998. The increase in general and administrative expenses was due to increased legal expenses due to the settlement of a lawsuit as disclosed in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. This increase was partially offset by reduced management reimbursements. Included in general and administrative expense at both September 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Depreciation expense increased due to capital improvements completed during the
past twelve months that are now being depreciated.   Operating expenses
decreased primarily due to a decrease in maintenance expense as a result of the completion during the nine months ended September 30, 1998 of parking lot resurfacing at Highland Professional Tower. In addition, property insurance decreased at both of the Partnership's properties due to reduced rates received from a new insurance carrier, property management fees decreased due to the decrease in rental revenue and professional fees decreased at Highland Professional Tower. The casualty loss in 1998 resulted from a storm that damaged the roofs at Lewis Park Apartments during 1997. The damage resulted in a loss arising from the write-off of the basis of the property, which was replaced during 1998.

Total revenues decreased for the nine months ended September 30, 1999 due to a decrease in both rental income and other income. Rental income decreased due to decreased occupancy at both the Partnership's properties, decreased average rental rates at Lewis Park Apartments, increased bad debt expense and reduced operating expense recoveries from the tenants at Highland Professional Tower. These decreases were partially offset by reduced concessions at Lewis Park Apartments. Other income decreased due to reduced interest income due to lower cash balances in interest bearing accounts and reduced tenant charges at Lewis Park Apartments. For the three months ended September 30, 1999, total revenues increased slightly due to increased rental revenue due to reduced concessions at Lewis Park Apartments.

During the three months ended September 30, 1999, the Partnership determined that the Highland Professional Tower located in Kansas City, Missouri, with a carrying value of approximately $4,736,000, was impaired and its value was written down by approximately $2,387,000. The fair value was based upon current economic conditions and projected future operational cash flows. The property is under contract for sale. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the fourth quarter of 1999. However, there can be no assurance that the sale will be consummated.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $848,000 as compared to approximately $1,157,000 at September 30, 1998. Cash and cash equivalents decreased approximately $506,000 for the nine months ended September 30, 1999 from the Partnership's year end, primarily due to approximately $425,000 of cash used in financing activities and approximately $652,000 of cash used in investing activities, which was partially offset by approximately $571,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners of which $400,000 was accrued at December 31, 1998. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

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

Lewis Park Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $632,000 of capital improvements consisting primarily of roofing, parking lot resurfacing, landscaping, electrical upgrades, exterior building enhancements, air conditioning units, water heaters, and other building improvements. The parking lot resurfacing is complete as of September 30, 1999. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $526,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, approximately $726,000 of capital improvements for 1999 which include certain of the required improvements and consist of maintenance equipment, roofing and floor covering replacements.

Highland Professional Tower

During the nine months ended September 30, 1999, the Partnership completed approximately $20,000 of capital improvements consisting of tenant improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $495,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, approximately $476,000 of capital improvements for 1999 which include certain of the required improvements and consist of asbestos control and tenant improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

A distribution payable from operations of $400,000 ($24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999. The limited partners received $392,000 and the general partner received $8,000. A distribution from operations of $25,000 ($1.53 per limited partnership unit) was paid on July 1, 1999. The limited partners received approximately $24,000 and the general partner received approximately $1,000. A distribution from operations of $300,000 ($18.73 per limited partnership unit) was recorded on December 31, 1997 and was paid on January 6, 1998. The limited partners received $294,000 and the general partner received $6,000. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt financing, property sales, and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 5,872.96 (approximately 37.41% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $475 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 745 units. As a result, AIMCO and its affiliates currently own 3,463 units of limited partnership interest in the Partnership representing approximately 22.06% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.



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



                              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP


                              By:  HCW General Partner, Ltd.,
                                   the General Partner


                              By:  IH, Inc.,
                                   the Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: