Form 10KSB
period 1999-12-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2000-03-29
CIK 745538

March 27, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   HCW Pension Real Estate Fund Limited Partnership
      Form 10-KSB
      File No. 0-14578


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

               FORM 10-KSB--Annual or Transitional Report Under

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 1999


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

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $1,824,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment. From 1984 through 1986, during its acquisition phase, the Registrant acquired one existing apartment and one existing commercial property. The commercial property was sold December 30, 1999. The Partnership continues to operate the apartment complex (see "Item 2. Description of Property").

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

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the Managing General Partner. Property management services were performed at the Partnership's apartment complex by an affiliate of the Managing General Partner. Property management services were performed at the Partnership's commercial property by an unaffiliated party.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area, could have a material effect on the rental market for the apartments at the Registrant's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Property

The following table sets forth the Registrant's investment in property:

                                     Date of
Property                         Purchase     Type of Ownership        Use

Lewis Park Apartments              11/86      Fee ownership         Apartment
  Carbondale, Illinois                                              269 units

Schedule of Property:

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                            Gross
                           Carrying   Accumulated                         Federal
Property                    Value    Depreciation    Rate     Method     Tax Basis
                               (in thousands)                         (in thousands)

Lewis Park Apartments      $10,352      $ 4,759      5-40      S/L        $ 6,557

See "Item 7. Financial  Statements,  Note A and Note J" for a description of the
Partnership's   depreciation   policy  and  change  in   accounting   principle,
respectively.

Schedule of Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for the property:

                                          Average Annual            Average Annual
                                            Rental Rate               Occupancy
                                            (per unit)
Property                                1999            1998         1999     1998

Lewis Park Apartments                  $7,734          $7,706        83%       85%

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases its units for terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for the property were:

                                                1999            1999
                                               Billing          Rate
                                           (in thousands)

       Lewis Park Apartments                   $ 243*           8.89%

* Amount represents billing for prior year received in second half of current year.

Capital Improvements:

Lewis Park

During 1999, the Partnership completed approximately $714,000 of capital improvements at Lewis Park, consisting primarily of roof replacements, parking lot enhancements, major landscaping, electrical upgrades, exterior painting, carpet and vinyl replacement, appliance replacements, and air conditioning units. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $80,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital improvements planned for the year 2000 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,698 limited partnership units aggregating $15,698,000. The Partnership currently has 1,160 holders of record owning an aggregate of 15,698 Units. Affiliates of the Managing General Partner owned 4,127 units or approximately 26.29% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999 as well as the subsequent period through February 18, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for details on split to partners):

                                               Distributions
                                                          Per Limited
                                        Aggregate       Partnership Unit
                                      (in thousands)

       01/01/98 - 12/31/98              $  400 (1) (2)       $ 24.97
       01/01/99 - 12/31/99              $   25 (1)           $  1.53
       01/01/00 - 02/18/00              $1,700 (3)           $107.47

(1)   Distribution was made from cash from operations.

(2)   Distribution was accrued at December 31, 1998 and paid in January 1999.

(3)   Consists  of   approximately   $627,000  of  cash  from   operations   and
      approximately $1,073,000 of cash from the sale of Highland Professional Tower.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt financing, property sales, and the availability of cash reserves. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in the year 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 4,127 units of limited partnership units in the Partnership representing 26.29% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $3,336,000 for the year ended December 31, 1999, compared to net income of approximately $52,000 for the year ended December 31, 1998. (See "Note C" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income.) The decrease in net income is primarily attributable to the impairment loss on and sale of discontinued operations from Highland Professional Tower in December 1999 as discussed below.

As a result of the sale of Highland Professional Tower in December 1999, as discussed below, the results of operations of Highland were classified as "Loss from discontinued operations" on the statements of operations. The increase in net loss from discontinued operations is due primarily to increased bad debt expense and reduced operating expense recoveries from the tenants at Highland Professional Tower during 1999.

Excluding the results of the discontinued operations discussed above, the Partnership had net income from continuing operations of approximately $184,000 for the year ended December 31, 1999, compared to approximately $191,000 for the year ended December 31, 1998. The net income remained comparable over the two year period primarily due to an increase in total revenues which was offset by an increase in total expenses.

Total revenues increased due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to increased average annual rental rates and decreased concessions which was partially offset by a slight decrease in occupancy at Lewis Park Apartments. Other income decreased due to reduced interest income due to lower cash balances in interest bearing accounts and reduced tenant charges at Lewis Park Apartments.

Total expenses increased due to increases in general and administrative expense and depreciation expense. These increases were offset by reduced operating expenses and the casualty loss recognized in 1998. The increase in general and administrative expenses was due to increased legal expenses due to a previously disclosed settlement of a lawsuit. This increase was partially offset by reduced management reimbursements. Included in general and administrative expense at both December 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Depreciation expense increased due to capital improvements completed during the past twelve months that are now being depreciated. Operating expenses decreased primarily due to a decrease in property insurance at Lewis Park Apartments due to reduced rates received from a new insurance carrier. The casualty loss in 1998 resulted from a storm that damaged the roofs at Lewis Park Apartments during 1997. The damage resulted in a loss arising from the write-off of the basis of the property, which was replaced during 1998.

During the third quarter of 1999, the Partnership determined that the Highland Professional Tower located in Kansas City, Missouri, with a carrying value of approximately $4,637,000, was impaired and its value was written down by approximately $2,387,000. The fair value was based upon current economic conditions and projected future operational cash flows. In December 1999, Highland Professional Tower was sold to an unaffiliated party for $1,500,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $1,322,000. For financial statement purposes, the sale resulted in a loss of approximately $854,000.

Highland Professional Tower was the last commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operation and loss on sale of discontinued operation. Revenues of this property were approximately $855,000 and $996,000 for 1999 and 1998, respectively. Loss from operations were approximately $184,000 and $191,000 for 1999 and 1998, respectively.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase income by approximately $71,000 ($4.43 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $2,196,000 as compared to approximately $1,354,000 at December 31, 1998. Cash and cash equivalents increased approximately $842,000 from the Partnership's previous year ended December 31, 1998. The increase is due to approximately $679,000 of cash provided by operating activities and approximately $588,000 provided by investing activities, which was partially offset by approximately $425,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Highland Professional Tower which was partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions paid to the partners of which $400,000 was accrued at December 31, 1998. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $80,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.

A distribution payable from operations of $400,000 ($24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999. The limited partners received $392,000 and the General Partner received $8,000. A distribution from operations of $25,000 ($1.53 per limited partnership unit) was paid on July 1, 1999. The limited partners received approximately $24,000 and the General Partner received approximately $1,000. A distribution from operations of $300,000 of which $294,000 was paid to the limited partners ($18.73 per limited partnership unit) was recorded on December 31, 1997 and was paid on January 6, 1998. The limited partners received $294,000 and the General Partner received $6,000. Subsequent to December 31, 1999, the Partnership declared and paid a distribution of approximately $1,700,000 ($107.47 per limited partnership unit) consisting of $627,000 of cash from operations and $1,073,000 from the sale of Highland Professional Tower. The limited partners received approximately $1,687,000 and the General Partner received approximately $13,000. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt financing, property sales, and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in the year 2000 or subsequent periods.

Tender Offer

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 4,127 units of limited partnership units in the Partnership representing 26.29% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Independent Auditors' Report

Balance Sheet - December 31, 1999

Statements of Operations - Years ended December 31, 1999 and 1998

Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Partners

HCW Pension Real Estate Fund Limited Partnership

We have audited the accompanying balance sheet of HCW Pension Real Estate Fund Limited Partnership ("the Partnership") as of December 31, 1999, and the related statements of operations, changes in partners' (deficit) capital, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles.

As discussed in Note J to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                                     /s/KPMG LLP

Greenville, South Carolina
February 22, 2000

                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                $ 2,196
   Receivables and deposits                                                     446
   Other assets                                                                  25
   Investment property (Note F):
      Land                                                     $  621
      Buildings and related personal property                   9,731
                                                               10,352

      Less accumulated depreciation                            (4,759)        5,593

                                                                            $ 8,260

Liabilities and Partners' (Deficit) Capital
Liabilities
      Accounts payable                                                        $  97
      Tenant security deposit liabilities                                       119
      Accrued property taxes                                                    255
      Other liabilities                                                         115

Partners' (Deficit) Capital
   General partner                                             $ (110)
   Limited partners (15,698 units issued and
      outstanding)                                              7,784         7,674

                                                                            $ 8,260

              See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                           Years Ended December 31,
                                                               1999         1998
Revenues:
   Rental income                                             $  1,694      $ 1,641
   Other income                                                   130          161
           Total revenues                                       1,824        1,802

Expenses:
   Operating                                                     589          607
   General and administrative                                    295          267
   Depreciation                                                  516          473
   Property taxes                                                240          242
   Casualty loss                                                  --           22
           Total expenses                                      1,640        1,611

Income before discontinued operation                             184          191
Loss from discontinued operation (Note E)                       (279)        (139)
Impairment loss on discontinued operation (Note E)            (2,387)          --
Loss on sale of discontinued operation (Note E)                 (854)          --

Net (loss) income (Note C)                                  $ (3,336)        $ 52

Net (loss) income allocated to general partner                   (50)           1

Net (loss) income allocated to limited partners               (3,286)          51

                                                            $ (3,336)      $   52
Per limited partnership unit:
   Income before discontinued operations                     $ 11.47      $ 11.91
   Loss from discontinued operation                           (17.40)       (8.66)
   Impairment loss on discontinued operation                 (149.00)          --
   Loss on sale of discontinued operation                     (54.40)          --

          Net (loss) income                                 $(209.33)     $  3.25

Distributions per limited partnership unit                   $  1.53       $24.97

              See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

             STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General    Limited
                                          Units       Partner    Partners     Total

Original capital contributions            15,698        $ --      $15,698    $15,698

Partners' (deficit) capital at
  December 31, 1997                       15,698       $ (52)     $11,435    $11,383

Distributions paid to partners                --           (8)       (392)      (400)

Net income for the year ended
  December 31, 1998                           --            1          51         52

Partners' (deficit) capital at
  December 31, 1998                       15,698          (59)     11,094     11,035

Distributions paid to partners                --           (1)        (24)       (25)

Net loss for the year ended
  December 31, 1999                           --          (50)     (3,286)    (3,336)

Partners' (deficit) capital at
  December 31, 1999                       15,698       $ (110)    $ 7,784    $ 7,674


              See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Years Ended December 31,
                                                                  1999        1998
Cash flows from operating activities:
  Net (loss) income                                             $(3,336)        $ 52
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
   Depreciation                                                     810          752
   Amortization of lease commissions                                  1            2
   Casualty loss                                                     --           22
   Impairment loss on discontinued operation                      2,387           --
   Loss on sale of discontinued operation                           854           --
   Change in accounts:
      Receivables and deposits                                       39         (175)
      Other assets                                                   46            4
      Accounts payable                                               36           10
      Tenant security deposit liabilities                           (20)          27
      Accrued property taxes                                       (155)         150
      Other liabilities                                              17          (22)

          Net cash provided by operating activities                 679          822

Cash flows from investing activities:
  Property improvements and replacements                           (734)        (507)
  Proceeds from sale of discontinued operation                    1,322           --

          Net cash provided by (used in) investing
              activities                                            588         (507)

Cash flows used in financing activities:
  Distributions to partners                                        (425)        (300)

Net increase in cash and cash equivalents                           842           15

Cash and cash equivalents at beginning of year                    1,354        1,339

Cash and cash equivalents at end of year                        $ 2,196      $ 1,354

Supplemental disclosure of non-cash financing activity:
  Distribution payable                                            $ --        $ 400

              See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                December 31, 1999

Note A - Organization and Summary of Significant Accounting Policies

Organization: HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") is a limited partnership organized pursuant to the laws of the Commonwealth of Massachusetts on April 30, 1984. On August 17, 1984, a registration statement was declared effective by the Securities and Exchange Commission. The Partnership commenced operations on June 5, 1985. The Partnership operates an apartment property located in Illinois. The Partnership Agreement provides that the Partnership is to terminate on October 31, 2024 unless terminated prior to such date.

On August 8, 1994, Hampton Corp. assigned its general partnership interest in Hampton HCW General Partner, Ltd. to IH, Inc., (the "Managing General Partner) an affiliate of Apartment Investment and Management Company ("AIMCO") and Metropolitan Asset Enhancement, L.P. Also effective August 8, 1994, Hampton HCW General Partner, Ltd. changed its name to HCW General Partner, Ltd. As a result, IH, Inc. now possesses the sole authority to direct and manage HCW General Partner, Ltd., which is the sole general partner of the Partnership.

Pursuant to the purchase agreement dated August 8, 1994, affiliates of IH, Inc. acquired certain assets from Hampton Realty Partners, L.P. and its affiliates, including the general partnership interest assigned to IH, Inc., service contract rights to all partnerships affiliated with Hampton Realty, L.P. and receivables from partnerships other than the Partnership. In addition, an affiliate of Metropolitan Asset Enhancement, L.P. acquired the limited partnership interest in HCW General Partner, Ltd. from the termination of an escrow, which occurred on December 31, 1994. Prior to February 25, 1998, the Managing General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP merged into Insignia Properties Trust ("IPT"), which was merged into AIMCO effective February 26, 1999. Thus the Managing General Partner is now a wholly-owned subsidiary of AIMCO. See "Note B
- Transfer of Control". The director and officers of the Managing General Partner also serve as executive officers of AIMCO.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations of Cash Distributions: Distributions to the partners are paid from operations of the Partnership's property, from the sale or financing of the property, or from working capital reserves. Distributions from operations are distributed 98% to the Limited Partners and 2% to the General Partner.

Distributions of cash from sales and financings or from working capital reserves are made in the following order:

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

Allocation of Profits, Gains, and Losses: The Partnership Agreement provides for net income or loss arising from Partnership operations other than sales or financings, to be allocated 98% to the Limited Partners and 2% to the General Partner.

Net income arising from a sale or financing is to be allocated as follows: (i) to those partners who have negative balances in their capital accounts in proportion to and to the extent of such negative balances, (ii) to the Limited Partners in an amount equal to their adjusted capital contributions, (iii) to the Limited Partners in an amount equal to a 12% cumulative, noncompounded annual return on their average adjusted capital contributions for Limited Partners who invested prior to March 1, 1985, and 10% to all others, (iv) 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received an amount equal to a 2% cumulative, noncompounded annual return on their average adjusted capital contributions, and (v) thereafter, 85% to the Limited Partners and 15% to the General Partner.

Net losses from a sale or financing are to be allocated as follows: (i) to any partners having positive capital account balances in proportion to and to the extent of such positive balances, and (ii) thereafter, 98% to the Limited Partners and 2% to the General Partner.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt. The Partnership's allocations for 1999 and 1998 have been made in accordance with these provisions.

Escrows for Taxes: These escrows are designated for the payment of real estate taxes. These funds totaled approximately $278,000 at December 31, 1999 and are included in receivables and deposits.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years, and (3) land improvements over 15 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note J).

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraisal value. No adjustments for impairment of value were recorded in the year ended December 31, 1998. During the three months ended September 30, 1999, the Partnership determined that the Highland Professional Tower located in Kansas City, Missouri, with a carrying value of approximately $4,637,000, was impaired and its value was written down by approximately $2,387,000. The fair value was based upon current economic conditions and projected future operational cash flows. The property was sold on December 30, 1999 (see "Note E
- Impairment Loss and Sale of Discontinued Operation").

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

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131") established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for required disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs for the apartment property of approximately $32,000 and $36,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Reclassifications: Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands):

                                         1999         1998
Net (loss) income as reported           $ (3,336)      $  52
Add (deduct)
  Depreciation differences                  (456)        103
  Accounts receivable                         77          --
  Unearned income                              2          (4)
  Other tax adjustments                       27          (9)
  Federal taxable (loss) income         $ (3,686)     $  142
Federal taxable (loss) income per
  limited partnership unit              $(230.09)     $ 8.85

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                                 $ 7,674
Difference in basis of assets and liabilities:
Investment properties at cost                              277
Accumulated depreciation                                   679
Syndication                                              1,708
Accounts receivable                                         93
Prepaids                                                    29
Other                                                        8

Net assets - tax basis                                 $10,468

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 1999 and 1998:

                                                       1999      1998
                                                       (in thousands)
Property management fees (included in
   operating expenses and loss from discontinued       $ 90      $ 140
   operation)
Asset management fees (included in general and
   administrative expenses)                             142        134
Reimbursement for services of affiliates
   (included in operating and general and
   administrative expenses and investment
   properties)                                           51         84

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $90,000 and $93,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998, affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates approximately $47,000 for the nine months ended September 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $142,000 and $134,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $51,000 and $84,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 4,127 units of limited partnership units in the Partnership representing 26.29% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note E - Impairment Loss and Sale of Discontinued Operation

During the three months ended September 30, 1999, the Partnership determined that the Highland Professional Tower located in Kansas City, Missouri, with a carrying value of approximately, $4,637,000, was impaired and its value was written down by approximately $2,387,000. The fair value was based upon current economic conditions and projected future operational cash flows.

In December 1999, Highland Professional Tower was sold to an unaffiliated party for $1,500,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $1,322,000. For financial statement purposes, the sale resulted in a loss of approximately $854,000.

The following pro-forma information reflects the operations of the Partnership for the years ended December 31, 1999 and 1998, as if Highland Professional Tower had been sold January 1, 1998.

                                              1999               1998
                                       (in thousands, except per unit data)
Revenues                                     $1,824             $1,802
Net income                                      184                191
Income per limited partnership unit           11.47              11.91

Highland Professional Tower was the last commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operation and loss on sale of discontinued operation. Revenues of this property were approximately $855,000 and $996,000 for 1999 and 1998, respectively. Loss from operations was approximately $184,000 and $191,000 for 1999 and 1998, respectively.

Note F - Real Estate and Accumulated Depreciation

Investment Property

                                      Initial Cost
                                     To Partnership
                                     (in thousands)
                                             Buildings         Net Cost
                                            and Related      Capitalized
                                              Personal      Subsequent to
Description                       Land        Property       Acquisition
                                                            (in thousands)
Lewis Park Apartments             $ 621       $ 7,840          $ 1,891


             Gross Amount At Which Carried
                 At December 31, 1999
                    (in thousands)
                       Buildings
                      And Related
                       Personal            Accumulated    Date of      Date    Depreciable
Description    Land    Property    Total   Depreciation Construction Acquired  Life-Years
                                          (in thousands)
Lewis Park    $ 621     $ 9,731   $10,352    $ 4,759        1972       11/86      5-40


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    Years Ended December 31,
                                                       1999          1998
                                                         (in thousands)
Real Estate
Balance at beginning of year                          $15,845      $15,391
    Property improvements                                 734          507
    Disposal of property                                   --          (53)
    Impairment loss on discontinued operation          (2,387)          --
    Sale of discontinued operation                     (3,840)          --
Balance at end of year                                $10,352      $15,845

Accumulated Depreciation
Balance at beginning of year                          $ 5,613      $ 4,892
    Additions charged to expense                          810          752
    Disposal of property                                   --          (31)
    Sale of discontinued operation                     (1,664)          --
Balance at end of year                                $ 4,759      $ 5,613

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $10,629,000 and approximately $16,116,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $4,072,000 and approximately $4,427,000, respectively.

Note G - Casualty Loss

During the year ended December 31, 1998, the Partnership recorded a casualty loss resulting from a storm that damaged the roofs at Lewis Park Apartments during 1997. The damage resulted in a loss of approximately $22,000 arising from the write-off of the basis of the property which was replaced.

Note H - Distributions

A distribution payable from operations of $400,000 ($24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999. The limited partners received $392,000 and the general partner received $8,000. A distribution from operations of $25,000 ($1.53 per limited partnership unit) was paid on July 1, 1999. The limited partners received approximately $24,000 and the general partner received approximately $1,000. A distribution from operations of $300,000 ($18.73 per limited partnership unit) was recorded on December 31, 1997 and was paid on January 6, 1998. The limited partners received $294,000 and the general partner received $6,000. Subsequent to December 31, 1999, the Partnership declared and paid a distribution of approximately $1,700,000 ($107.47 per limited partnership unit) consisting of $627,000 of cash from operations and $1,073,000 from the sale of Highland Professional Tower. The limited partners received approximately $1,687,000 and the general partner received approximately $13,000.

Note I - Segment Information

At December 31, 1999, the Partnership had one reportable segment: residential property. The Partnership's residential property segment consists of one apartment complex in Carbondale, Illinois. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a professional office building located in Kansas
City, Missouri. On December 30, 1999, the commercial property held by the Partnership was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note E - Impairment Loss and Sale of Discontinued Operation" for further discussion regarding the commercial sale).

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately as they provide services with different types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999               Residential     Commercial      Other      Totals
                                                  (discontinued)

   Rental income                      $ 1,694          $ --          $ --      $ 1,694
   Other income                           104             --            26         130
   Depreciation                           516             --            --         516
   General and administrative
     expense                               --             --           295         295
   Loss from discontinued
     operation                             --           (279)           --        (279)
   Impairment loss on property
     held for investment                   --         (2,387)           --      (2,387)
   Loss on sale of discontinued
     operation                             --           (854)           --        (854)
   Segment profit (loss)                  453         (3,520)         (269)     (3,336)
   Total assets                         6,333             --         1,927       8,260
   Capital expenditures                   714             20            --         734



              1998                 Residential    Commercial      Other      Totals
                                                (discontinued)
Rental income                        $ 1,641         $ --          $ --      $ 1,641
Other income                             117             --           44         161
Depreciation                             473             --           --         473
General and administrative                --             --          267         267
  expense
Casualty loss                             22             --           --          22
Loss from discontinued
  operation                               --           (139)          --        (139)
Segment profit (loss)                    414           (139)        (223)         52
Total assets                           5,814          5,149        1,180      12,143
Capital expenditures                     370            137           --         507


Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase income by approximately $71,000 ($4.43 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective September 30, 1998, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, KPMG LLP. Deloitte's Independent Auditor's Report on the Registrant's financial statements for the calendar year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Director. During the calendar year ended 1997 and through September 30, 1998, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective September 30, 1998, the Registrant engaged KPMG LLP as its Independent Auditors. During the last two calendar years and through September 30, 1998, the Registrant did not consult KPMG LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

During the calendar year ended December 31, 1999, there were no disagreements between the Registrant and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The names and ages of, as well as the position and offices held by the executive officers and directors of IH, Inc. (the "Managing General Partner") the general partner of the Partnership's general partner, HCW General Partner, Ltd. are set forth below. There are no family relationships between or among any officers or directors.

     Name                  Age      Position

     Patrick J. Foye        42      Executive Vice President and Director

     Martha L. Long         40      Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the director nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 1999, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

                   Entity                Number of Units    Percentage

     Cooper River Properties, LLC
       (an affiliate of AIMCO)                1,741           11.09%
     AIMCO Properties LP
       (an affiliate of AIMCO)                2,309           14.71%
     Insignia Properties LP
       (an affiliate of AIMCO)                   72             .46%
     Liquidity Assistance, LLC
       (an affiliate of AIMCO)                    5             .03%

Cooper River Properties, LLC, Insignia Properties LP, and Liquidity Assistance, LLC are all indirectly ultimately owned by AIMCO. The business address of Cooper River Properties, LLC, Insignia Properties LP, and Liquidity Assistance, LLC is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. The business address for AIMCO Properties LP is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 1999 and 1998:

                                                    1999        1998
                                                     (in thousands)
Property management fees                            $  90       $ 140
Asset management fees                                 142         134
Reimbursement for services of affiliates               51          84

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $90,000 and $93,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998, affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates approximately $47,000 for the nine months ended September 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial property were provided by an unrelated party.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $142,000 and $134,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $51,000 and $84,000 for the years ended December 31, 1999 and 1998, respectively

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 4,127 units of limited partnership units in the Partnership representing 26.29% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            1999:

            None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

/s/Patrick J. Foye            Executive Vice President            Date:
Patrick J. Foye               and Director

/s/Martha L. Long             Senior Vice President               Date:
Martha L. Long                and Controller

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

3. & 4. Limited Partnership Agreement (Incorporated by reference to Registration Statement No. 2-91006 on Form S-11 filed by Registrant).

10.1              Property Management Agreement.

10.2 Purchase and Sale Contract between Registrant and Cadle's Highland Professional Tower, an Ohio Limited Liability Company, dated December 30, 1999.

10.3 Addendum to Purchase and Sale Contract between Registrant and The Cadle Company, an Ohio Corporation, dated December 30, 1999.

18. Independent Accountants' Preferability Letter for Change in Accounting Principle.

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

19.2 Asset Purchase Agreement among Southmark Corporation and Robert A. McNeil dated October 12, 1990, as amended by the Second Amendment to Asset Purchase Agreement dated February 25, 1992. Incorporated by reference to the Annual Report of McNeil Real Estate Fund IV, Ltd., (Commission file number 0-7894) on Form 10-K for the period ended December 31, 1991, as filed with the Securities and Exchange Commission on March 24, 1992.

19.3 Asset Purchase Agreement among Southmark Corporation and its affiliates and SHL Acquisition Corp. III dated March 9, 1993 as amended by the First Amendment to Asset Purchase Agreement dated April 22, 1993.

27.               Financial Data Schedule.

                                                                    Exhibit 18

February 22, 2000


Mr. Patrick J. Foye
Executive Vice President
HCW General Partner, Ltd.
General Partner of HCW Pension Real Estate Fund Limited Partnership 55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Financial Statements of HCW Pension Real Estate Fund Limited Partnership included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

Very truly yours,
/s/KPMG LLP