Form 10QSB
period 2000-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2000-05-15
CIK 745538

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

                   For the quarterly period ended March 31, 2000


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

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                 $  976
   Receivables and deposits                                                     153
   Other assets                                                                  52
   Investment property:
     Land                                                     $  621
     Buildings and related personal property                   9,740
                                                              10,361
     Less accumulated depreciation                            (4,897)         5,464
                                                                            $ 6,645

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $   25
   Tenant security deposit liabilities                                          126
   Accrued property taxes                                                       322
   Other liabilities                                                             79

Partners' (Deficit) Capital

   General partner                                            $ (121)
   Limited partners (15,698 units issued and
     outstanding)                                              6,214          6,093
                                                                            $ 6,645

                   See Accompanying Notes to Financial Statements

b)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                           Three Months Ended
                                                                March 31,
                                                          2000             1999
Revenues:
  Rental income                                           $  462          $ 432
  Other income                                                36             38
     Total revenues                                          498            470

Expenses:
  Operating                                                  121            127
  General and administrative                                  66             71
  Depreciation                                               138            110
  Property taxes                                              67             68
     Total expenses                                          392            376

Income from continuing operation                             106             94
Income (loss) from discontinued operation                     13            (45)

Net income                                                $ 119            $ 49

Net loss allocated to general partner (2%)                 $ 2              $ 1

Net loss allocated to limited partners (98%)                 117             48
                                                          $ 119            $ 49
Per limited partnership unit:

  Income from continuing operation                       $ 6.62          $ 5.86
  Income (loss) from discontinued operation                 0.83          (2.80)

  Net income                                             $ 7.45          $ 3.06

Distribution per limited partnership unit                $107.47           $ --

                   See Accompanying Notes to Financial Statements

c)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $  --      $15,698      $15,698

Partners' (deficit) capital at
   December 31, 1999                  15,698       $ (110)     $ 7,784      $ 7,674

Distributions paid to partners            --          (13)      (1,687)      (1,700)

Net income for the three months
   ended March 31, 2000                   --            2          117          119

Partners' (deficit) capital
   at March 31, 2000                  15,698       $ (121)     $ 6,214      $ 6,093

                   See Accompanying Notes to Financial Statements

d)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $  119         $ 49
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     138          180
   Change in accounts:
     Receivables and deposits                                       293           33
     Other assets                                                   (27)         (15)
     Accounts payable                                               (72)         (26)
     Tenant security deposit liabilities                              7            7
     Accrued property taxes                                          67          (44)
     Other liabilities                                              (36)          15

       Net cash provided by operating activities                    489          199

Cash flows used in investing activities:

  Property improvements and replacements                             (9)         (72)

Cash flows used in financing activities:

  Distributions to partners                                      (1,700)        (400)

Net decrease in cash and cash equivalents                        (1,220)        (273)

Cash and cash equivalents at beginning of period                  2,196        1,354

Cash and cash equivalents at end of period                       $  976      $ 1,081

                   See Accompanying Notes to Financial Statements

e)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 25      $ 23
 Asset management fees (included in general and
   administrative expenses)                                         36        34
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             12        20

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $25,000 and $23,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $36,000 and $34,000 for the three months ended March 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $12,000 and $20,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 4,135 limited partnership units in the Partnership representing 26.341% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Discontinued Operation

Highland Professional Tower was the last commercial property in the commercial segment of the Partnership. Due to the sale of this property in December 1999, the results of this property has been classified as "Income (loss) from discontinued operation" for the three months ended March 31, 2000 and 1999. Revenues of this property were approximately $19,000 and $216,000 for the three months ended March 31, 2000 and 1999, respectively. Income from operations of this property was approximately $13,000 for the three months ended March 31, 2000 and there was a loss of approximately $45,000 for the three months ended March 31, 1999.

Note E - Distributions

During the three months ended March 31, 2000, the Partnership declared and paid a distribution of approximately $1,700,000 ($107.47 per limited partnership unit) consisting of $627,000 of cash from operations and $1,073,000 from the sale of Highland Professional Tower. The limited partners received approximately $1,687,000 and the general partner received approximately $13,000. A distribution payable from operations of $400,000 ($24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999. The limited partners received approximately $392,000 and the general partner received approximately $8,000.

Note F - Segment Information

The Partnership had two reportable segments: residential property and commercial property. The Partnership's residential property segment consists of one apartment complex in Carbondale, Illinois. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of a professional office building located in Kansas City, Missouri. On December 30, 1999, the commercial property, held by the Partnership, was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note D - Discontinued Operation" for further discussion).

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately as they provide services with different types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

             2000               Residential     Commercial       Other       Totals
                                              (discontinued)
Rental income                      $  462           $ --           $ --        $ 462
Other income                           27             --              9           36
Depreciation                          138             --             --          138
General and administrative
  expense                              --             --             66           66
Income from discontinued
  operation                            --             13             --           13
Segment profit (loss)                 163             13            (57)         119
Total assets                        6,233             --            412        6,645
Capital expenditures                    9             --             --            9


             1999               Residential     Commercial       Other       Totals
                                              (discontinued)
Rental income                      $  432           $ --           $ --       $ 432
Other income                           29             --              9          38
Depreciation                          110             --             --         110
General and administrative
  expense                              --             --             71          71
Loss from discontinued
  operation                            --            (45)            --         (45)
Segment profit (loss)                 156            (45)           (62)         49
Total assets                        6,099          4,948            697      11,744
Capital expenditures                   69              3             --          72

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

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property for the three months ended March 31, 2000 and 1999 was 89% and 83%, respectively. The Managing General Partner attributes the increase in occupancy at Lewis Park Apartments to increased marketing efforts and to increased enrollment at the local university.

Results of Operations

The Partnership realized net income of approximately $119,000 for the three months ended March 31, 2000 compared to net income of approximately $49,000 for the three months ended March 31, 1999. The increase in net income is primarily attributable to the sale of the Partnership's last commercial property, Highland Professional Tower in December 1999 as discussed below.

Excluding the results of the discontinued operation, the Partnership had income from continuing operations of approximately $106,000 for the three months ended March 31, 2000, compared to approximately $94,000 for the three months ended March 31, 1999. The increase in income from continuing operations is primarily due to an increase in total revenues partially offset by an increase in total expenses.

Total revenues increased due to an increase in rental income. Rental income increased due to an increase in occupancy and decreased concessions which was partially offset by decreased average rental rates at Lewis Park Apartments.

Total expenses increased due to an increase in depreciation expense which was partially offset by decreases in operating expenses and general and administrative expenses. Depreciation expense increased due to capital improvements completed during the past twelve months that are now being depreciated. Operating expenses decreased primarily due to a decrease in expenses associated with the rental of employee apartments at Lewis Park Apartments. General and administrative expenses decreased due to reduced management reimbursements. Included in general and administrative expense at both March 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Highland Professional Tower was the last commercial property in the commercial segment of the Partnership. Due to the sale of this property in December 1999, the results of this property has been classified as "Income (loss) from discontinued operation" for the three months ended March 31, 2000 and 1999. Revenues of this property were approximately $19,000 and $216,000 for the three months ended March 31, 2000 and 1999, respectively. Income from operations of this property was approximately $13,000 for the three months ended March 31, 2000 and there was a loss of approximately $45,000 for the three months ended March 31, 1999.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $976,000 as compared to approximately $1,081,000 at March 31, 1999. Cash and cash equivalents decreased approximately $1,220,000 from the Partnership's year ended December 31, 1999, due to approximately $1,700,000 of cash used in financing activities and approximately $9,000 of cash used in investing activities, partially offset by approximately $489,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's property are detailed below.

Lewis Park Apartments

During the three months ended March 31, 2000, the Partnership completed approximately $9,000 of capital improvements at Lewis Park, consisting primarily of cabinet replacements and carpet and vinyl replacement. These improvements were funded from operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $81,000, consisting primarily of air conditioning unit replacements, cabinet replacements, appliance replacements, and carpet and vinyl replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

During the three months ended March 31, 2000, the Partnership declared and paid a distribution of approximately $1,700,000 ($107.47 per limited partnership unit) consisting of $627,000 of cash from operations and $1,073,000 from the sale of Highland Professional Tower. The limited partners received approximately $1,687,000 and the general partner received approximately $13,000. A distribution payable from operations of $400,000 ($24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999. The limited partners received approximately $392,000 and the general partner received approximately $8,000. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt financing and/or a property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K filed during the first quarter of 2000:

                  None.

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