Form 10QSB
period 2000-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2000-08-14
CIK 745538

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

                    For the quarterly period ended June 30, 2000


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

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $  465
   Receivables and deposits                                                     235
   Other assets                                                                  51
   Investment property:
     Land                                                     $  621
     Buildings and related personal property                   9,756
                                                              10,377
     Less accumulated depreciation                            (5,038)         5,339
                                                                            $ 6,090

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                         $     8
   Tenant security deposit liabilities                                          103
   Accrued property taxes                                                       390
   Other liabilities                                                             64

Partners' (Deficit) Capital

   General partner                                            $ (132)
   Limited partners (15,698 units issued and
     outstanding)                                              5,657          5,525
                                                                            $ 6,090

                   See Accompanying Notes to Financial Statements

b)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                     2000          1999          2000          1999
Revenues:                                       (restated)                  (restated)
  Rental income                    $   386      $   369      $   848        $   801
  Other income                          59           40           95             78
       Total revenues                  445          409          943            879

Expenses:
  Operating                            173          149          294            276
  General and administrative            85           82          151            153
  Depreciation                         141          120          279            230
  Property taxes                        67           68          134            136
       Total expenses                  466          419          858            795
(Loss) income from continuing
  operations                           (21)         (10)          85             84
Income (loss) from
  discontinued operations                3          (54)          16            (99)

       Net (loss) income           $   (18)     $   (64)     $   101        $   (15)

Net (loss) income allocated
  to general partner (2%)          $    --      $    (1)     $     2        $    --
Net (loss) income allocated
  to limited partners (98%)            (18)         (63)          99            (15)
                                   $   (18)     $   (64)     $   101        $   (15)
Per limited partnership unit:
(Loss) income from continuing
  operations                       $ (1.34)     $  (.64)     $  5.29        $  5.22
(Loss) income from
  discontinued operations          $   .19      $ (3.37)     $  1.02        $ (6.18)
                                   $ (1.15)     $ (4.01)     $  6.31        $  (.96)

Distributions per limited
  partnership unit                 $ 34.33      $    --      $141.80        $    --

                   See Accompanying Notes to Financial Statements

c)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698       $   --      $15,698      $15,698

Partners' (deficit) capital at
   December 31, 1999                  15,698       $ (110)     $ 7,784      $ 7,674

Distributions paid to partners            --          (24)      (2,226)      (2,250)

Net income for the six months
   ended June 30, 2000                    --            2           99          101

Partners' (deficit) capital
   at June 30, 2000                   15,698       $ (132)     $ 5,657      $ 5,525

                   See Accompanying Notes to Financial Statements

d)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income (loss)                                              $ 101       $   (15)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                     279          372
   Change in accounts:
     Receivables and deposits                                       211          (20)
     Other assets                                                   (26)         (11)
     Accounts payable                                               (89)          (4)
     Tenant security deposit liabilities                            (16)          (5)
     Accrued property taxes                                         135           64
     Other liabilities                                              (51)         (11)

       Net cash provided by operating activities                    544          370

Cash flows used in investing activities:

  Property improvements and replacements                            (25)        (189)

Cash flows used in financing activities:

  Distributions to partners                                      (2,250)        (400)

Net decrease in cash and cash equivalents                        (1,731)        (219)

Cash and cash equivalents at beginning of period                  2,196        1,354

Cash and cash equivalents at end of period                       $ 465       $ 1,135

                   See Accompanying Notes to Financial Statements

e)
                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 50      $ 47
 Asset management fees (included in general and
   administrative expenses)                                         71        71
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             21        24

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $50,000 and $47,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $71,000 for both the six months ended June 30, 2000 and 1999.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $21,000 and $24,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 4,159 limited partnership units in the Partnership representing 26.494% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Discontinued Operation

Highland Professional Tower was the last commercial property in the commercial segment of the Partnership. Due to the sale of this property in December 1999, the results of this property have been classified as "Income (loss) from discontinued operations" for the three and six month periods ended June 30, 2000 and 1999. Revenues of this property were approximately $214,000 and $430,000 for the three and six months ended June 30, 1999. Income from operations of the property was approximately $3,000 for the three months ended June 30, 2000 and there was a loss of approximately $54,000 for the three months ended June 30, 1999. Income from operations of this property was approximately $16,000 for the six months ended June 30, 2000 and there was a loss of approximately $99,000 for the six months ended June 30, 1999.

Note E - Distributions

During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $2,250,000 (approximately $2,226,000 to the limited partners or $141.80 per limited partnership unit) consisting of approximately $1,177,000 of cash from operations (approximately $1,153,000 to the limited partners or $73.45 per limited partnership unit) and approximately $1,073,000 to the limited partners from the sale of Highland Professional Tower ($68.35 per limited partnership unit). A distribution payable from operations of approximately $400,000 (approximately $392,000 to the limited partners or $24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999.

Note F - Segment Information

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

Measurement of segment profit or loss:

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

Segment information for the three and six months ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.


 Three Months Ended June 30, 2000   Residential   Commercial      Other       Totals
                                                 (discontinued)
Rental income                           $ 386         $  --         $ --       $ 386
Other income                               55            --            4          59
Depreciation                              141            --           --         141
General and administrative
  expense                                  --            --           85          85
Income from discontinued
  operations                               --             3           --           3
Segment profit (loss)                      60             3          (81)        (18)


  Six Months Ended June 30, 2000   Residential   Commercial       Other        Totals
                                                (discontinued)
 Rental income                        $  848         $  --         $  --        $ 848
 Other income                             82            --            13           95
 Depreciation                            279            --            --          279
 General and administrative
   expense                                --            --           151          151
 Income from discontinued
   operations                             --            16            --           16
 Segment profit (loss)                   223            16          (138)         101
 Total assets                          6,018            --            72        6,090
 Capital expenditures                     25            --            --           25


 Three Months Ended June 30, 1999   Residential   Commercial     Other       Totals
                                                 (discontinued)
Rental income                          $  369         $ --        $  --       $ 369
Other income                               33           --            7          40
Depreciation                              120           --           --         120
General and administrative
  expense                                  --           --           82          82
Loss from discontinued
  operations                               --          (54)          --         (54)
Segment profit (loss)                      65          (54)         (75)        (64)


  Six Months Ended June 30, 1999    Residential   Commercial     Other       Totals
                                                 (discontinued)
Rental income                          $  801         $ --        $  --      $  801
Other income                               62           --           16          78
Depreciation                              230           --           --         230
General and administrative
  expense                                  --           --          153         153
Loss from discontinued
  operations                               --          (99)          --         (99)
Segment profit (loss)                     221          (99)        (137)        (15)
Total assets                            6,199        4,939          634      11,772
Capital expenditures                      173           16           --         189


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

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property for the six months ended June 30, 2000 and 1999 was 86% and 79%, respectively. The Managing General Partner attributes the increase in occupancy at Lewis Park Apartments to increased marketing efforts and to increased enrollment at the local university.

Results of Operations

The Partnership realized net income of approximately $101,000 for the six months ended June 30, 2000 compared to a net loss of approximately $15,000 for the six months ended June 30, 1999. The Partnership realized a net loss of approximately $18,000 during the three months ended June 30, 2000 compared to a net loss of approximately $64,000 for the three months ended June 30, 1999. The increase in net income for the six month period and decrease in net loss for the three month period is primarily attributable to the sale of the Partnership's last commercial property, Highland Professional Tower, in December 1999 as discussed below.

Excluding the results of discontinued operations, the Partnership had income from continuing operations of approximately $85,000 for the six months ended June 30, 2000, compared to approximately $84,000 for the six months ended June 30, 1999. For the three months ended June 30, 2000, the Partnership had a loss of approximately $21,000 from continuing operations and a loss of approximately $10,000 for the comparable period in 1999. The slightly increase in income for the six months ended June 30, 2000 from continuing operations is primarily due to an increase in total revenues largely offset by an increase in total expenses. The increase in loss for the three months ended June 30, 2000 is primarily due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three and six months ended June 30, 2000, due to an increase in rental and other income. Rental income increased due to an increase in occupancy and increased average rental rates at Lewis Park Apartments. Other income increased due to an increase in interest income as a result of higher average cash balances in interest bearing accounts and an increase in application fees at Lewis Park.

Total expenses increased for the three and six months ended June 30, 2000 due to an increase in depreciation and operating expenses. Depreciation expense increased due to capital improvements completed during the past twelve months that are now being depreciated. Operating expenses increased primarily due to an increase in expenses associated with administrative expense at Lewis Park Apartments. Administrative expenses increased due to credit collection and eviction costs and payroll bonuses.

Included in general and administrative expense at both June 30, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Highland Professional Tower was the last commercial property in the commercial segment of the Partnership. Due to the sale of this property in December 1999, the results of this property have been classified as "Income (loss) from discontinued operations" for the three and six month periods ended June 30, 2000 and 1999. Revenues of this property were approximately $214,000 and $430,000 for the three and six months ended June 30, 1999. Income from operations of the property was approximately $3,000 for the three months ended June 30, 2000 and there was a loss of approximately $54,000 for the three months ended June 30, 1999. Income from operations of this property was approximately $16,000 for the six months ended June 30, 2000 and there was a loss of approximately $99,000 for the six months ended June 30, 1999.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $465,000 as compared to approximately $1,135,000 at June 30, 1999. Cash and cash equivalents decreased approximately $1,731,000 from the Partnership's year ended December 31, 1999, due to approximately $2,250,000 of cash used in financing activities and approximately $25,000 of cash used in investing activities, partially offset by approximately $544,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

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

Lewis Park Apartments

During the six months ended June 30, 2000, the Partnership completed approximately $25,000 of capital improvements at Lewis Park, consisting primarily of cabinet replacements and carpet and vinyl replacement. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $81,000, consisting primarily of air conditioning unit replacements, cabinet replacements, appliance replacements, and carpet and vinyl replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $2,250,000 (approximately $2,226,000 to the limited partners or $141.80 per limited partnership unit) consisting of approximately $1,177,000 of cash from operations (approximately $1,153,000 to the limited partners or $73.45 per limited partnership unit) and approximately $1,073,000 to the limited partners from the sale of Highland Professional Tower ($68.35 per limited partnership unit). A distribution payable from operations of approximately $400,000 (approximately $392,000 to the limited partners or $24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt financing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

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

                                    Date: August 14, 2000