Form 10QSB
period 2000-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2000-11-13
CIK 745538

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

                 For the quarterly period ended September 30, 2000


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

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $  721
   Receivables and deposits                                                     255
   Other assets                                                                 152
   Investment property:
     Land                                                     $  621
     Buildings and related personal property                   9,810
                                                              10,431
     Less accumulated depreciation                            (5,171)         5,260
                                                                            $ 6,388
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $   4
   Tenant security deposit liabilities                                          124
   Accrued property taxes                                                       457
   Other liabilities                                                            143
   Mortgage note payable                                                      5,500

Partners' (Deficit) Capital
   General partner                                            $ (141)
   Limited partners (15,698 units issued and
     outstanding)                                                301            160
                                                                            $ 6,388


                   See Accompanying Notes to Financial Statements

b)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                     Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                     2000          1999          2000          1999
Revenues:                                       (Restated)                  (Restated)
  Rental income                      $  400        $ 389        $ 1,248       $ 1,190
  Other income                           46            21           141            99
       Total revenues                   446           410         1,389         1,289

Expenses:
  Operating                             173           165           467           441
  General and administrative             82            74           233           227
  Depreciation                          133           152           412           382
  Interest                               40            --            40            --
  Property taxes                         67            40           201           176
       Total expenses                   495           431         1,353         1,226

(Loss) income from continuing
  operations                            (49)          (21)           36            63
(Loss) income from
  discontinued operations                (4)          (59)           12          (158)
Impairment loss on
  discontinued operations                --        (2,387)           --        (2,387)

       Net (loss) income             $  (53)      $(2,467)       $   48      $ (2,482)

Net (loss) income allocated
  to general partner (2%)            $   (1)        $ (49)       $    1         $ (50)
Net (loss) income allocated
  to limited partners (98%)             (52)       (2,418)           47        (2,432)

                                     $  (53)     $ (2,467)       $   48      $ (2,482)
Per limited partnership unit:
(Loss) income from continuing
  operations                        $ (3.06)     $  (1.34)       $ 2.23        $ 3.95
(Loss) income from
  discontinued operations             (0.25)        (3.69)         0.76         (9.87)
Impairment loss on
  discontinued operations                --       (149.00)          --        (149.00)

                                    $ (3.31)     $(154.03)      $  2.99      $(154.92)
Distributions per limited
  partnership unit                 $ 337.88       $  1.53      $ 479.68      $   1.53

                   See Accompanying Notes to Financial Statements

c)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' (deficit) capital at
   December 31, 1999                  15,698       $ (110)     $ 7,784      $ 7,674

Distributions paid to partners            --          (32)      (7,530)      (7,562)

Net income for the nine months
   ended September 30, 2000               --            1           47           48

Partners' (deficit) capital
   at September 30, 2000              15,698       $ (141)      $ 301        $ 160

                   See Accompanying Notes to Financial Statements

d)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
  Net income (loss)                                               $  48      $(2,482)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                   412          602
     Amortization of loan costs                                       1           --
     Impairment loss on discontinued operations                      --        2,387
     Change in accounts:
      Receivables and deposits                                      191          128
      Other assets                                                   (1)         (12)
      Accounts payable                                              (93)          19
      Tenant security deposit liabilities                             5           11
      Accrued property taxes                                        202          (99)
      Other liabilities                                              28           17

         Net cash provided by operating activities                  793          571

Cash flows used in investing activities:
  Property improvements and replacements                            (79)        (652)

Cash flows from financing activities:
  Loan costs paid                                                  (127)          --
  Proceeds from mortgage note payable                             5,500           --
  Distributions to partners                                      (7,562)        (425)

         Net cash used in financing activities                   (2,189)        (425)

Net decrease in cash and cash equivalents                        (1,475)        (506)
Cash and cash equivalents at beginning of period                  2,196        1,354

Cash and cash equivalents at end of period                       $  721        $ 848

                   See Accompanying Notes to Financial Statements

e)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 70      $ 61
 Asset management fees (included in general and
   administrative expenses)                                        107       107
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             48        39

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $70,000 and $61,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $107,000 for both the nine months ended September 30, 2000 and 1999.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $48,000 and $39,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 4,839 limited partnership units in the Partnership representing 30.83% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Discontinued Operation

Highland Professional Tower was the last commercial property in the commercial segment of the Partnership. Due to the sale of this property in December 1999, the results of this property have been classified as "(Loss) income from discontinued operations" for the three and nine month periods ended September 30, 2000 and 1999. Revenues of this property were approximately $233,000 and $663,000 for the three and nine months ended September 30, 1999. A loss from operations of the property was approximately $4,000 for the three months ended September 30, 2000 and approximately $59,000 for the three months ended September 30, 1999. Income from operations of this property was approximately $12,000 for the nine months ended September 30, 2000 and there was a loss of approximately $158,000 for the nine months ended September 30, 1999.

Note E - Impairment Loss on Discontinued Operations

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

Note F - Distributions

During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $7,562,000 (approximately $7,530,000 to the limited partners or $479.68 per limited partnership unit) consisting of approximately $1,622,000 of cash from operations (approximately $1,590,000 to the limited partners or $101.29 per limited partnership unit), approximately $1,073,000 to the limited partners from the sale of Highland Professional Tower ($68.35 per limited partnership unit), and approximately $4,867,000 to the limited partners from the issuance of long term debt at Lewis Park Apartments ($310.04 per limited partnership unit). A distribution payable from operations of approximately $400,000 (approximately $392,000 to the limited partners or $24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999. A distribution of cash from operations of approximately $25,000 (approximately $24,000 to the limited partners or $1.53 per limited partnership unit) was paid on July 1, 1999.

Note G - Financing

On August 30, 2000, the Partnership financed Lewis Park Apartments with a mortgage of $5,500,000. The interest rate on the mortgage is 8.08% with monthly payments of approximately $46,000 that matures on September 1, 2020. Capitalized loan costs incurred for the financing were approximately $127,000.

Note H - Segment Information

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

Segment information for the three and nine months ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.


      Three Months Ended
      September 30, 2000        Residential     Commercial       Other       Totals
                                                   (discontinued)
Rental income                      $  400          $   --          $ --        $ 400
Other income                           45              --             1           46
Interest expense                       40              --            --           40
Depreciation                          133              --            --          133
General and administrative
  expense                              --              --            82           82
Loss from discontinued
  operations                           --              (4)           --           (4)
Segment profit (loss)                  32              (4)          (81)         (53)


      Nine Months Ended
     September 30, 2000         Residential      Commercial       Other       Totals
                                               (discontinued)
Rental income                     $ 1,248           $  --           $ --     $ 1,248
Other income                          127              --             14         141
Interest expense                       40              --             --          40
Depreciation                          412              --             --         412
General and administrative
  expense                              --              --            233         233
Income from discontinued
  operations                           --              12             --          12
Segment profit (loss)                 255              12           (219)         48
Total assets                        6,215              --            173       6,388
Capital expenditures for
  investment property                  79              --             --          79


      Three Months Ended
     September 30, 1999         Residential      Commercial       Other       Totals
                                               (discontinued)
Rental income                      $  389            $ --           $ --        $ 389
Other income                           18              --              3           21
Depreciation                          152              --             --          152
General and administrative
  expense                              --              --             74           74
Impairment loss on
  discontinued operations              --          (2,387)            --       (2,387)
Loss from discontinued
  operations                           --             (59)            --          (59)
Segment profit (loss)                  50          (2,446)           (71)      (2,467)


        Nine Months Ended
     September 30, 1999         Residential      Commercial       Other        Totals
                                               (discontinued)
Rental income                     $ 1,190           $   --          $ --      $ 1,190
Other income                           80               --            19           99
Depreciation                          382               --            --          382
General and administrative
  expense                              --               --           227          227
Impairment loss on
  discontinued operations              --          (2,387)            --       (2,387)
Loss from discontinued
  operations                           --             (158)           --         (158)
Segment profit (loss)                 271           (2,545)         (208)      (2,482)
Total assets                        6,103            2,541           540        9,184
Capital expenditures for
  investment property                 632               20            --          652

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

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property was 79% for both the nine months ended September 30, 2000 and 1999.

Results of Operations

The Partnership realized net income of approximately $48,000 for the nine months ended September 30, 2000 compared to a net loss of approximately $2,482,000 for the nine months ended September 30, 1999. The Partnership realized a net loss of approximately $53,000 during the three months ended September 30, 2000 compared to a net loss of approximately $2,467,000 for the three months ended September 30, 1999. The increase in net income for the nine month period and decrease in net loss for the three month period ended September 30, 2000, respectively, is primarily attributable to the impairment loss realized at Highlands Professional Tower, as discussed below, during the three months ended September 30, 1999 and the sale of the Partnership's last commercial property, also Highlands Professional Tower, in December 1999, as discussed below.

Excluding the results of discontinued operations and the impairment loss on discontinued operations, the Partnership had income from continuing operations of approximately $36,000 for the nine months ended September 30, 2000, compared to approximately $63,000 for the nine months ended September 30, 1999. For the three months ended September 30, 2000, the Partnership had a loss of approximately $49,000 from continuing operations and a loss of approximately $21,000 for the comparable period in 1999. The decrease in income for the nine month period and increase in loss for the three month period ended September 30, 2000, respectively, from continuing operations is primarily due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three and nine months ended September 30, 2000, due to an increase in rental and other income. Rental income increased due to an increase in average rental rates at Lewis Park Apartments partially offset by an increase in concessions. Other income increased due to an increase in interest income as a result of higher average cash balances in interest bearing accounts and an increase in application fees, lease cancellation fees, and auxillary services at Lewis Park Apartments.

Total expenses increased for the three and nine months ended September 30, 2000 primarily due to an increase in operating, interest, and property tax expenses. Operating expenses increased primarily due to an increase in administrative expense at Lewis Park Apartments. Administrative expenses increased due to credit collection and eviction costs and payroll bonuses. Interest expense increased due to the issuance of a mortgage note payable during August 2000. The increase in property tax expense is a result of the timing of receipt of the tax bills for the year which affected the estimated accruals recorded for property tax expense. Depreciation expense for the nine months ended September 30, 2000 increased due to capital improvements completed during the past twelve months that are now being depreciated.

Included in general and administrative expense at both September 30, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Highland Professional Tower was the last commercial property in the commercial segment of the Partnership. Due to the sale of this property in December 1999, the results of this property have been classified as "(Loss) income from discontinued operations" for the three and nine month periods ended September 30, 2000 and 1999. Revenues of this property were approximately $233,000 and $663,000 for the three and nine months ended September 30, 1999. A loss from operations of the property was approximately $4,000 for the three months ended September 30, 2000 and there was a loss of approximately $59,000 for the three months ended September 30, 1999. Income from operations of this property was approximately $12,000 for the nine months ended September 30, 2000 and there was a loss of approximately $158,000 for the nine months ended September 30, 1999.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $721,000 as compared to approximately $848,000 at September 30, 1999. Cash and cash equivalents decreased approximately $1,475,000 from the Partnership's year ended December 31, 1999, due to approximately $2,189,000 of cash used in financing activities and approximately $79,000 of cash used in investing activities, partially offset by approximately $793,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, loan costs paid partially offset by proceeds from the financing of Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in money market accounts.

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

Lewis Park Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $79,000 of budgeted and unbudgeted capital improvements at Lewis Park, consisting primarily of cabinet replacements, air conditioning unit replacements, and carpet and vinyl replacement. These improvements were funded from operating cash flow. The Partnership has evaluated the capital improvement needs of the property for the year 2000. The amount budgeted is approximately $81,000, consisting primarily of air conditioning, cabinet, appliance, and flooring replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of $5,500,000, which was financed on August 30, 2000, matures on September 1, 2020. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $7,562,000 (approximately $7,530,000 to the limited partners or $479.68 per limited partnership unit) consisting of approximately $1,622,000 of cash from operations (approximately $1,590,000 to the limited partners or $101.29 per limited partnership unit), approximately $1,073,000 to the limited partners from the sale of Highland Professional Tower ($68.35 per limited partnership unit), and approximately $4,867,000 to the limited partners from the issuance of long term debt at Lewis Park Apartments ($310.04 per limited partnership unit). A distribution payable from operations of approximately $400,000 (approximately $392,000 to the limited partners or $24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999. A distribution of cash from operations of approximately $25,000 (approximately $24,000 to the limited partners or $1.53 per limited partnership unit) was paid on July 1, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.4, Multifamily Note date August 28, 2000 from GMAC Commercial Mortgage Corporation, a California Corporation.

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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


                                By:   HCW General Partner, Ltd.,
                                      the General Partner


                                By:   IH, Inc.,
                                      the Managing General Partner


                                By:   /s/Patrick J. Foye
                                      Patrick J. Foye
                                      Executive Vice President


                                By:   /s/Martha L. Long
                                      Martha L. Long
                                      Senior Vice President
                                      and Controller


                                Date:

                                                                    Exhibit 10.4

                                                        FHLMC Loan No. 002724626

                                MULTIFAMILY NOTE
                                  (MULTISTATE)


US $5,500,000.00                           As of this _____day of August, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Five Million Five Hundred Thousand and 00/100 Dollars (US $5,500,000.00), with interest on the unpaid principal balance at the annual rate of Eight and eight hundreds percent (8.08%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, P.O. Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of _________________ (US $_________________), shall be payable on the first day of each month beginning on October 1, 2000, until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on September 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid,
(B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)   Schedule A is hereby incorporated by reference into this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

             X       Schedule A    Prepayment Premium (required)

             X       Schedule B    Modifications to Multifamily Note

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

                                HCW PENSION REAL ESTATE FUND LIMITED
                                PARTNERSHIP, a Massachusetts limited partnership

                                By: HCW General Partner, Limited Partnership a Texas limited partnership, its general partner

                                By:   IH, Inc.,
                                      a Delaware corporation,
                                      its general partner

                                By:___________________________
                                      Patti K. Fielding:
                                      Senior Vice President

                                   04-2825863
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____DAY OF AUGUST, 2000.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Donald W. Marshall
   Vice President

                                   SCHEDULE A

                               PREPAYMENT PREMIUM


      Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

(i)   1.0% of the unpaid principal balance of this Note; or

(ii)  the product obtained by multiplying:

(A)   the amount of principal being prepaid,

                        by

(B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                        by

(C)   the Present Value Factor.

          For purposes of subparagraph (ii), the following definitions shall apply:

          Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

          Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

          Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the _________________% U.S. Treasury Security due _________________, as
          reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                    [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.