Form 10KSB
period 2000-12-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2001-03-29
CIK 745538

FORM 10-KSB--Annual or Transitional Report Under
                                SECTION 13 OR 15(d)
                                   Form 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000


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

State issuer's revenues for its most recent fiscal year.  $1,961,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Commencing on August 17, 1984, the Partnership offered, pursuant to a Registration Statement filed with the Securities and Exchange Commission, 25,000 Units of Limited Partnership interest (the "Units") at a purchase price of $1,000 per unit. The sale of the Units closed on March 14, 1986, with 15,698 Units sold at $1,000 each, or gross proceeds of $15,698,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

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

On August 8, 1994, Hampton Corp. assigned its ownership interests in HCW General Partner, Ltd., formerly known as Hampton HCW General Partner Ltd., to IH, Inc., an affiliate of Insignia and Metropolitan Asset Enhancement, L.P. As a result, IH, Inc. now possesses the sole authority to direct and manage HCW General Partner, Ltd., which is the sole general partner of the Partnership. HCW General Partner, Ltd. is the successor general partner to First HCW Pension Real Estate, Inc., a wholly-owned subsidiary of North American Mortgage Investors, Inc. and WBK Associates Two Limited Partnership, a Massachusetts limited partnership, the general partner of which is Southmark Investment Group, Inc. A special meeting of the Limited Partners of the Partnership was held on November 19, 1993, pursuant to a call by First HCW Pension Real Estate, Inc. for the purpose of considering a proposal in which HCW General Partner, Ltd. would substitute as the new general partner of the Partnership. On motion made and carried by the affirmative vote of 10,172 units in favor of the proposal, the proposal was adopted. HCW General Partner, Ltd. officially became the General Partner on
December 16, 1993. On August 8, 1994, Hampton Corp. assigned its general partnership interest in HCW General Partner, Ltd. to IH, Inc., (the "Managing General Partner") an affiliate of Apartment Investment and Management Company ("AIMCO") and Metropolitan Asset Enhancement, L.P. As a result, IH, Inc. now possesses the sole authority to direct and manage HCW General Partner, Ltd., which is the sole general partner of the Partnership.

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

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Property

The following table sets forth the Registrant's investment in property:

                                Date of
Property                       Purchase     Type of Ownership           Use

Lewis Park Apartments            11/86      Fee ownership, subject   Apartment
  Carbondale, Illinois                      to a first mortgage      269 units

Schedule of Property

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                           Gross
                         Carrying   Accumulated   Depreciable              Federal
Property                   Value   Depreciation      Life      Method     Tax Basis
                             (in thousands)                             (in thousands)

Lewis Park Apartments     $10,455     $ 5,306      5-40 yrs      S/L       $ 6,217

See  "Item  7.  Financial   Statements,   Note  A"  for  a  description  of  the
Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                            Principal                                         Principal
                           Balance At      Stated                              Balance
                          December 31,    Interest    Period     Maturity       Due At
Property                      2000          Rate     Amortized     Date      Maturity (1)
                        (in thousands)                                      (in thousands)

Lewis Park Apartments
  1st mortgage               $5,472         8.08%    20 years     09/20          $ --

(1) See "Item 7. Financial Statements - Note G" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.


Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2000 and 1999 for the property:

                                         Average Annual           Average Annual
                                          Rental Rate                Occupancy
                                           (per unit)
Property                               2000          1999         2000      1999

Lewis Park Apartments                 $8,434        $7,734        84%        83%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for the property were:

                                                2000            2000
                                               Billing          Rate
                                           (in thousands)

       Lewis Park Apartments                    $ 243           9.29%

Capital Improvements

Lewis Park Apartments

The Partnership completed approximately $103,000 in capital expenditures at Lewis Park Apartments, consisting primarily of cabinet, air conditioning and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $73,975. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital improvements planned for the year 2001 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.



                                     PART II

Item 5.     Market for Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,698 limited partnership units aggregating $15,698,000. The Partnership currently has 1,073 holders of record owning an aggregate of 15,698 Units. Affiliates of the Managing General Partner owned 4,981 units or 31.73% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000:

                                               Distributions
                                                           Per Limited
                                        Aggregate       Partnership Unit
                                      (in thousands)

       01/01/99 - 12/31/99              $   25 (1)           $  1.53
       01/01/00 - 12/31/00               7,562 (2)            479.68
      Subsequent to 12/31/00               570 (3)             36.25

(1)   Distribution was made from cash from operations.

(2) Consists of approximately $1,622,000 (approximately $1,590,000 to the limited partners) of cash from operations, approximately $1,073,000 to the limited partners of cash from the sale of Highland Professional Tower and approximately $4,867,000 to the limited partners from the issuance of long term debt at Lewis Park Apartments.

(3) Consists of approximately $23,000 ($22,000 to the limited partners) of cash from operations and approximately $547,000 to the limited partners from the remaining proceeds from the financing of Lewis Park Apartments.

Future cash distributions will depend on the levels of net cash generated from the timing of debt maturity, operations, the availability of cash reserves and the timing of debt maturity, refinancing and/or sale of the property. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit further distributions to its partners in the year 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 4,981 limited partnership units in the Partnership representing 31.73% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Partnership realized net income of approximately $174,000 for the year ended December 31, 2000, compared to a net loss of approximately $3,336,000 for the year ended December 31, 1999. (See "Note C" of the financial statements in Item 7 for a reconciliation of these amounts to the Registrant's federal taxable income.) The increase in net income is primarily attributable to the impairment loss realized at Highlands Professional Tower during 1999, the loss on sale of discontinued operations in 1999 and the loss from discontinued operations in 1999 as discussed below.

Excluding the results of the discontinued operations and the impairment loss on discontinued operations, the Partnership had income from continuing operations of approximately $174,000 for the year ended December 31, 2000, compared to approximately $184,000 for the year ended December 31, 1999. The decrease in income from continuing operations is primarily due to an increase in total expenses which was partially offset by an increase in total revenues.

Total revenues increased due to an increase in rental and other income. Rental income increased due to increased average annual rental rates and a slight increase in occupancy at Lewis Park Apartments partially offset by an increase in concessions. Other income increased due to an increase in interest income as a result of higher average cash balances in interest bearing accounts and an increase in application fees, lease cancellation fees and auxiliary services at Lewis Park Apartments.

Total expenses increased due to increases in interest, property tax and depreciation expenses partially offset by a decrease in general and administrative expense. Interest expense increased due to the issuance of a mortgage note payable during August 2000 on Lewis Park Apartments. The increase in property tax expense is a result of the timing of receipt of tax bills for the year which affected the estimated accruals recorded for property tax expense. Depreciation expense increased due to capital improvements completed during 1999 and 2000 which are now being depreciated.

General and administrative expenses decreased for the year ended December 31, 2000 compared to the year ended December 31, 1999, primarily due to decreases in legal expense and asset management fees. The decrease in legal expense was due to expenses in 1999 related to a settlement of a lawsuit previously disclosed. Asset management fees decreased due to the sale of Highland Professional Tower in December 1999. Included in general and administrative expense at both December 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

During the third quarter of 1999, the Partnership determined that the Highland Professional Tower was impaired, and its value was written down by approximately $2,387,000. The fair value was based upon current economic conditions and projected future operational cash flows. In December 1999, Highland Professional Tower was sold to an unaffiliated party for $1,500,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $1,322,000. The sale resulted in a loss of approximately $854,000.

Highland Professional Tower was the last commercial property owned by the Partnership. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operations and loss on sale of discontinued operations. Revenues of this property were approximately $855,000 for 1999. Loss from discontinued operation was approximately $279,000 for 1999.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $1,152,000 as compared to approximately $2,196,000 at December 31, 1999, a decrease of approximately $1,044,000. The decrease is due to approximately $2,175,000 of cash used in financing activities and approximately $103,000 of cash used in investing activities, which was partially offset by approximately $1,234,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, loan costs paid for the financing of Lewis Park and principal payments made on the mortgage encumbering the Registrant's property partially offset by proceeds from the financing of Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $73,975. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. On August 30, 2000, the Partnership financed Lewis Park Apartments with a mortgage of $5,500,000. The stated interest rate on the mortgage is 8.08% with monthly payments of approximately $46,000. The mortgage matures September 1, 2020. The Partnership capitalized approximately $85,000 of costs associated with obtaining this financing. The Managing General Partner will attempt to refinance this indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing the property through foreclosure.

During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $7,562,000 (approximately $7,530,000 to the limited partners or $479.68 per limited partnership unit) consisting of approximately $1,622,000 of cash from operations (approximately $1,590,000 to the limited partners or $101.29 per limited partnership unit), approximately $1,073,000 to the limited partners from the sale of Highland Professional Tower ($68.35 per limited partnership unit) and approximately $4,867,000 to the limited partners from the financing of Lewis Park Apartments ($310.04 per limited partnership unit). A distribution of cash from operations of approximately $25,000 (approximately $24,000 to the limited partners or $1.53 per limited partnership unit) was declared and paid during the year ended December 31, 1999. A distribution payable from operations of approximately $400,000 (approximately $392,000 to the limited partners or $24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999.

Subsequent to December 31, 2000, the Partnership declared and paid a distribution of approximately $570,000 (approximately $569,000 to the limited partners or $36.25 per limited partnership unit) consisting of approximately $23,000 of cash from operations (approximately $22,000 to the limited partners or $1.40 per limited partnership unit) and approximately $547,000 to the limited partners from the remaining proceeds from the financing of Lewis Park Apartments ($34.85 per limited partnership unit). The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity, refinancing, and/or sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 4,981 limited partnership units in the Partnership representing 31.73% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 7.     Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report

      Balance Sheet - December 31, 2000

      Statements of Operations - Years ended December 31, 2000 and 1999

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT



The Partners
HCW Pension Real Estate Fund Limited Partnership


We have audited the accompanying balance sheet of HCW Pension Real Estate Fund Limited Partnership (a California limited partnership), as of December 31, 2000, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                                     /s/KPMG LLP


Greenville, South Carolina
February 2, 2001

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                $ 1,152
   Receivables and deposits                                                     139
   Due from affiliate                                                            57
   Other assets                                                                 101
   Investment property (Note F and G):
      Land                                                    $   621
      Buildings and related personal property                   9,834
                                                               10,455
      Less accumulated depreciation                            (5,306)        5,149

                                                                            $ 6,598
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $    5
   Tenant security deposit liabilities                                          124
   Accrued property taxes                                                       511
   Other liabilities                                                            200
   Mortgage note payable (Note G)                                             5,472

Partners' (Deficit) Capital
   General partner                                             $ (139)
   Limited partners (15,698 units issued and
      outstanding)                                                425           286

                                                                            $ 6,598

                 See Accompanying Notes to Financial Statements

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $ 1,779      $ 1,694
   Other income                                                  182          130
          Total revenues                                       1,961        1,824

Expenses:
   Operating                                                     591          589
   General and administrative                                    240          295
   Depreciation                                                  547          516
   Interest                                                      153           --
   Property taxes                                                256          240
          Total expenses                                       1,787        1,640

Income from continuing operations                                174          184
Loss from discontinued operations (Note E)                        --         (279)
Impairment loss on discontinued operations (Note E)               --       (2,387)
Loss on sale of discontinued operations (Note E)                  --         (854)

Net income (loss)                                             $  174     $ (3,336)

Net income (loss) allocated to general partner                 $   3        $ (50)

Net income (loss) allocated to limited partners                  171       (3,286)

                                                              $  174     $ (3,336)
Per limited partnership unit:
   Income from continuing operations                         $ 10.89      $ 11.47
   Loss from discontinued operations                              --       (17.40)
   Impairment loss on discontinued operations                     --      (149.00)
   Loss on sale of discontinued operations                        --       (54.40)

          Net income (loss)                                  $ 10.89     $(209.33)

Distributions per limited partnership unit                  $ 479.68      $ 1.53

                 See Accompanying Notes to Financial Statements

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            15,698       $  --      $15,698    $15,698

Partners' (deficit) capital at
  December 31, 1998                       15,698       $ (59)     $11,094    $11,035

Distributions paid to partners                --          (1)         (24)       (25)

Net loss for the year ended
  December 31, 1999                           --          (50)     (3,286)    (3,336)

Partners' (deficit) capital at
  December 31, 1999                       15,698         (110)      7,784      7,674

Distributions paid to partners                --          (32)     (7,530)    (7,562)

Net income for the year ended
  December 31, 2000                           --            3         171        174

Partners' (deficit) capital at
  December 31, 2000                       15,698       $ (139)     $ 425      $ 286

                 See Accompanying Notes to Financial Statements

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                              Years Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income (loss)                                              $  174      $(3,336)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                                   547          810
     Amortization of loan costs                                       2            1
     Impairment loss on discontinued operations                      --        2,387
     Loss on sale of discontinued operations                         --          854
     Change in accounts:
      Receivables and deposits                                      307           39
      Other assets                                                    7           46
      Due from affiliates                                           (57)          --
      Accounts payable                                              (92)          36
      Tenant security deposit liabilities                             5          (20)
      Accrued property taxes                                        256         (155)
      Other liabilities                                              85           17
          Net cash provided by operating activities               1,234          679

Cash flows from investing activities:
  Property improvements and replacements                           (103)        (734)
  Proceeds from sale of discontinued operations                      --        1,322
          Net cash (used in) provided by investing
              activities                                           (103)         588

Cash flows from financing activities:
  Distributions to partners                                      (7,562)        (425)
  Loan costs paid                                                   (85)          --
  Proceeds from mortgage note payable                             5,500           --
  Payments on mortgage note payable                                 (28)          --
          Net cash used in financing activities                  (2,175)        (425)

Net (decrease) increase in cash and cash equivalents             (1,044)         842

Cash and cash equivalents at beginning of year                    2,196        1,354

Cash and cash equivalents at end of year                        $ 1,152      $ 2,196

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 113        $   --

                 See Accompanying Notes to Financial Statements

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2000


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

On August 8, 1994, Hampton Corp. assigned its general partnership interest in HCW General Partner, Ltd. to IH, Inc., (the "Managing General Partner") an affiliate of Apartment Investment and Management Company ("AIMCO") and Metropolitan Asset Enhancement, L.P. As a result, IH, Inc. now possesses the sole authority to direct and manage HCW General Partner, Ltd., which is the sole general partner of the Partnership.

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

Allocations of Cash Distributions: Distributions to the partners are paid from operations of the Partnership's property, from the sale or financing of the property or from working capital reserves. Distributions from operations are distributed 98% to the Limited Partners and 2% to the General Partner.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt. The Partnership's allocations for 2000 and 1999 have been made in accordance with these provisions.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years, and (3) land improvements over 15 years.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $803,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Loan Costs: Loan costs of approximately $85,000, net of accumulated amortization of approximately $2,000, are included in other assets in the accompanying balance sheet and are being amortized over the life of the loan.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraisal value. No adjustments for impairment of value were recorded in the year ended December 31, 2000. During 1999, the Partnership determined that the Highland Professional Tower was impaired, and its value was written down by approximately $2,387,000. The fair value was based upon current economic conditions and projected future operational cash flows. The property was sold on December 30, 1999 (see "Note E - Impairment Loss and Sale of Discontinued Operation").

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, approximates its carrying value.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for required disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs for the apartment property of approximately $38,000 and $32,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands):

                                         2000         1999

Net income (loss) as reported            $  174     $ (3,336)
Add (deduct)
  Depreciation differences                  104         (456)
  Accounts receivable                       (88)          77
  Unearned income                             6            2
  Other tax adjustments                      --           27
  Federal taxable income (loss)          $  196     $ (3,686)
Federal taxable (loss) income per
  limited partnership unit              $ 12.24     $(230.09)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                                  $  286
Difference in basis of assets and liabilities:
  Investment properties at cost                            277
  Accumulated depreciation                                 791
  Syndication                                            1,708
  Accounts receivable                                        5
  Prepaids                                                  35

Net assets - tax basis                                  $3,102

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 2000 and 1999:

                                                       2000      1999
                                                       (in thousands)
Property management fees (included in
  operating expenses)                                  $ 99      $ 90
Asset management fees (included in general and
  administrative expenses)                               85       142
Reimbursement for services of affiliates
  (included in general and administrative
  expenses)                                              66        51

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's apartment property for providing property management services. The Registrant paid to such affiliates approximately $99,000 and $90,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $85,000 and $142,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $66,000 and $51,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 4,981 limited partnership units in the Partnership representing 31.73% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note E - Impairment Loss and Sale of Discontinued Operation

During 1999, the Partnership determined that the Highland Professional Tower was impaired and its value was written down by approximately $2,387,000. The fair value was based upon current economic conditions and projected future operational cash flows.

In December 1999, Highland Professional Tower was sold to an unaffiliated party for $1,500,000. After payment of closing expenses, the net sales proceeds received by the Partnership were approximately $1,322,000. The sale resulted in a loss of approximately $854,000.

Highland Professional Tower was the last commercial property owned by the Partnership. Due to the sale of this property, the results of the commercial segment have been shown as loss from discontinued operation and loss on sale of discontinued operation. Revenues of this property were approximately $855,000 for 1999. Loss from discontinued operations was approximately $279,000 for 1999.

Note F - Real Estate and Accumulated Depreciation

Investment Property
                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                        Buildings        Net Cost
                                                       and Related      Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrance       Land       Property       Acquisition
                           (in thousands)                             (in thousands)
Lewis Park Apartments          $5,472        $ 621        $7,840          $1,994


             Gross Amount At Which Carried
                 At December 31, 2000
                    (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land    Property    Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Lewis Park    $ 621     $ 9,834   $10,455     $ 5,306        1972       11/86      5-40

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    Years Ended December 31,
                                                       2000          1999
                                                         (in thousands)
Real Estate
Balance at beginning of year                          $10,352      $15,845
  Property improvements                                   103          734
  Impairment loss on discontinued operations               --       (2,387)
  Sale of discontinued operations                          --       (3,840)
Balance at end of year                                $10,455      $10,352

Accumulated Depreciation
Balance at beginning of year                          $ 4,759      $ 5,613
  Additions charged to expense                            547          810
  Sale of discontinued operations                          --       (1,664)
Balance at end of year                                $ 5,306      $ 4,759

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $10,732,000 and $10,629,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $4,515,000 and $4,072,000, respectively.

Note G - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

                            Principal       Monthly                           Principal
                           Balance At       Payment    Stated                  Balance
                          December 31,     Including  Interest   Maturity      Due At
Property                      2000         Interest     Rate       Date       Maturity
                               (in thousands)                              (in thousands)

Lewis Park Apartments
  1st mortgage                $5,472         $ 46       8.08%     09/20         $ --

The mortgage note payable is nonrecourse and secured by pledge of the Partnership's rental property and by pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity and it is guaranteed by AIMCO Properties LP, an affiliate of the Managing General Partner. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2000, are as follows (in thousands):

                                   2001          $  117
                                   2002             127
                                   2003             138
                                   2004             150
                                   2005             162
                                Thereafter        4,778
                                   Total         $5,472

Note H - Distributions

During the year ended December 31, 2000, the Partnership declared and paid distributions of approximately $7,562,000 (approximately $7,530,000 to the limited partners or $479.68 per limited partnership unit) consisting of approximately $1,622,000 of cash from operations (approximately $1,590,000 to the limited partners or $101.29 per limited partnership unit), approximately $1,073,000 to the limited partners from the sale of Highland Professional Tower ($68.35 per limited partnership unit) and approximately $4,867,000 to the limited partners from the issuance of long term financing of Lewis Park Apartments ($310.04 per limited partnership unit). A distribution of cash from operations of approximately $25,000 (approximately $24,000 to the limited partners or $1.53 per limited partnership unit) was declared and paid during the year ended December 31, 1999. A distribution payable from operations of approximately $400,000 (approximately $392,000 to the limited partners or $24.97 per limited partnership unit) was recorded on December 31, 1998 and was paid on January 20, 1999.

Subsequent to December 31, 2000, the Partnership declared and paid a distribution of approximately $570,000 (approximately $569,000 to the limited partners or $36.25 per limited partnership unit) consisting of approximately $23,000 of cash from operations (approximately $22,000 to the limited partners or $1.40 per limited partnership unit) and approximately $547,000 to the limited partners from the remaining proceeds from the financing of Lewis Park Apartments ($34.85 per limited partnership unit).

Note I - Segment Information

At December 31, 2000, the Partnership had one reportable segment: residential property. The Partnership's residential property segment consists of one apartment complex in Carbondale, Illinois. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. At December 31, 1999, the Partnership had two reportable segments: residential property (as discussed below) and commercial property. The commercial property segment consisted of a professional office building located in Kansas City, Missouri. On December 30, 1999, the commercial property was sold to an unrelated party. Therefore, the commercial segment is reflected as discontinued operations (see "Note E - Impairment Loss and Sale of Discontinued Operation" for further discussion regarding the commercial sale).

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

Segment information for the years ended December 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                     Residential       Other         Totals


Rental income                               $ 1,779         $   --        $ 1,779
Other income                                    156             26            182
Depreciation                                    547             --            547
General and administrative expense               --            240            240
Segment profit (loss)                           388           (214)           174
Total assets                                  6,269            329          6,598
Capital expenditures                            103             --            103


              1999                 Residential    Commercial      Other      Totals
                                                (discontinued)

Rental income                        $ 1,694         $   --         $ --     $ 1,694
Other income                             104             --           26        130
Depreciation                             516             --           --        516
General and administrative
  expense                                 --             --          295        295
Loss from discontinued
  operations                              --           (279)          --       (279)
Impairment loss on discontinued
  operations                              --         (2,387)          --     (2,387)
Loss on sale of discontinued
  operations                              --           (854)          --       (854)
Segment profit (loss)                    453         (3,520)        (269)    (3,336)
Total assets                           6,333             --        1,927      8,260
Capital expenditures                     714             20           --        734

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

     Name                  Age      Position

     Patrick J. Foye        43      Executive Vice President and Director

     Martha L. Long         41      Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed KPMG LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$29,000  and  non-audit  services  (principally  tax-related)  of  approximately
$12,000.

Item 10.    Executive Compensation

Neither the director nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2000, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

                   Entity                Number of Units    Percentage

     Cooper River Properties, LLC
       (an affiliate of AIMCO)                1,741           11.09%
     AIMCO Properties LP
       (an affiliate of AIMCO)                3,163           20.15%
     Insignia Properties LP
       (an affiliate of AIMCO)                   72            0.46%
     Liquidity Assistance, LLC
       (an affiliate of AIMCO)                    5            0.03%

Cooper River Properties, LLC, Insignia Properties LP, and Liquidity Assistance, LLC are all indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 2000 and 1999:

                                                    2000        1999
                                                     (in thousands)
Property management fees                            $  99        $ 90
Asset management fees                                  85         142
Reimbursement for services of affiliates               66          51

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's apartment property for providing property management services. The Registrant paid to such affiliates approximately $99,000 and $90,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $85,000 and $142,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $66,000 and $51,000 for the years ended December 31, 2000 and 1999, respectively

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 4,981 limited partnership units in the Partnership representing 31.73% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

          None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP


                              By:   HCW General Partner, Ltd.,
                                    General Partner


                              By:   IH, Inc.,
                                    Managing General Partner


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


/s/Patrick J. Foye            Executive Vice President      Date:
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date:
Martha L. Long                and Controller

                                  EXHIBIT INDEX

Exhibit

2.1 Agreement and Plan of Merger, dated as of October 1, 1999, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K, File No. 1-14179, dated October 1, 1998).

3 & 4  Limited   Partnership   Agreement   (Incorporated   by  reference  to
       Registration Statement No. 2-91006 on Form S-11 filed by Registrant).

10.1  Property Management Agreement.

10.2 Purchase  and  Sale  Contract  between   Registrant  and  Cadle's  Highland
     Professional Tower, an Ohio Limited Liability Company, dated December 30, 1999.

10.3 Addendum to Purchase and Sale Contract between Registrant and The Cadle Company, an Ohio Corporation, dated December 30, 1999.

10.4 Multifamily Note dated August 28, 2000, by and between the Partnership and GMAC Commercial Mortgage Corporation, a California Corporation incorporated by reference to Exhibit 10.4 to the Partnership's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

19 Asset Purchase Agreement among Southmark Corporation and Robert A. McNeil dated October 12, 1990, between various affiliates of Southmark Corporation and Robert A. McNeil. Incorporated by reference to the Annual Report of McNeil Real Estate Fund IV, Ltd., (Commission file number 0-7894) on Form 10-K for the period ended December 31, 1991, as filed with the Securities and Exchange Commission on March 24, 1992.

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