Form 10QSB
period 2001-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2001-05-11
CIK 745538

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

                   For the quarterly period ended March 31, 2001


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

                                  BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  369
   Receivables and deposits                                                     131
   Due from affiliate                                                            55
   Other assets                                                                 117
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                   9,838
                                                              10,459
     Less accumulated depreciation                            (5,442)         5,017
                                                                            $ 5,689
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 7
   Tenant security deposit liabilities                                          114
   Accrued property taxes                                                       334
   Other liabilities                                                             98
   Mortgage note payable                                                      5,444

Partners' Deficit
   General partner                                            $ (140)
   Limited partners (15,698 units issued and
     outstanding)                                               (168)          (308)
                                                                            $ 5,689


                   See Accompanying Notes to Financial Statements


b)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                              Three Months Ended
                                                                  March 31,
                                                              2001          2000
Revenues:
  Rental income                                              $  455          $ 462
  Other income                                                   40             36
     Total revenues                                             495            498

Expenses:
  Operating                                                     140            108
  General and administrative                                     65             66
  Depreciation                                                  136            138
  Property taxes                                                 66             67
  Interest expense                                              112             --
     Total expenses                                             519            379

Net (loss) income                                            $ (24)         $ 119

Net (loss) income allocated to general partner (2%)           $ --           $ 2
Net (loss) income allocated to limited partners (98%)           (24)           117

                                                             $ (24)         $ 119

Net (loss) income per limited partnership unit              $ (1.53)       $ 7.45

Distributions per limited partnership unit                  $ 36.25        $107.47

                   See Accompanying Notes to Financial Statements

c)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' (deficit) capital at
   December 31, 2000                  15,698       $ (139)      $ 425        $ 286

Distributions paid to partners            --           (1)        (569)        (570)

Net loss for the three months
   ended March 31, 2001                   --           --          (24)         (24)

Partners' deficit at
   March 31, 2001                     15,698       $ (140)      $ (168)      $ (308)


                   See Accompanying Notes to Financial Statements

d)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                    2001        2000
Cash flows from operating activities:
  Net (loss) income                                                $ (24)       $ 119
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                     136          138
     Amortization of loan costs                                         2           --
     Change in accounts:
      Receivables and deposits                                          8          293
      Due from affiliate                                                2           --
      Other assets                                                    (18)         (27)
      Accounts payable                                                  2          (72)
      Tenant security deposit liabilities                             (10)           7
      Accrued property taxes                                         (177)          67
      Other liabilities                                              (102)         (36)
        Net cash (used in) provided by operating activities          (181)         489

Cash flows used in investing activities:
  Property improvements and replacements                               (4)          (9)

Cash flows used in financing activities:
  Distributions to partners                                          (570)      (1,700)
  Payments on mortgage note payable                                   (28)          --
        Net cash used in financing activities                        (598)      (1,700)

Net decrease in cash and cash equivalents                            (783)      (1,220)

Cash and cash equivalents at beginning of period                    1,152        2,196

Cash and cash equivalents at end of period                         $ 369        $ 976

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 110        $ --

                 See Accompanying Notes to Financial Statements

e)

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 26      $ 25
 Asset management fees (included in general and
   administrative expenses)                                         32        36
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             19        12

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $26,000 and $25,000 for each of the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $32,000 and $36,000 for the three months ended March 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $19,000 and $12,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,028 limited partnership units (the "Units") in the Partnership representing 32.03% of the outstanding units as of March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid a distribution of approximately $570,000 (approximately $569,000 to the limited partners or $36.25 per limited partnership unit) consisting of approximately $23,000 of cash from operations (approximately $22,000 to the limited partners or $1.40 per limited partnership unit) and approximately $547,000 to the limited partners from the remaining proceeds from the financing of Lewis Park Apartments ($34.85 per limited partnership unit). During the three months ended March 31, 2000, the Partnership declared and paid a distribution of approximately $1,700,000 ($107.47 per limited partnership unit) consisting of $627,000 of cash from operations and $1,073,000 from the sale of Highland Professional Tower. The limited partners received approximately $1,687,000 and the general partner received approximately $13,000. Subsequent to March 31, 2001, the Partnership declared and paid distributions of approximately $130,000 (approximately $127,000 paid to the limited partners or $8.09 per limited partnership unit) from operations.

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

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property for the three months ended March 31, 2001 and 2000 was 86% and 89%, respectively. The Managing General Partner attributes the decrease in occupancy to decreased enrollment at the local university.

Results of Operations

The Partnership realized a net loss of approximately $24,000 for the three months ended March 31, 2001 compared to net income of approximately $119,000 for the three months ended March 31, 2000. The decrease in net income is primarily attributable to an increase in total expenses and a slight decrease in total revenue.

Total revenue decreased due to a decrease in rental revenue at Lewis Park Apartments. Rental revenue decreased due to a decrease in occupancy slightly offset by an increase in average rental rates.

Total expenses increased primarily due to an increase in interest and operating expenses. Interest expense increased due to the issuance of a mortgage note payable during August 2000 on Lewis Park Apartments as discussed below. Operating expense increased due to an increase in salaries and related employee benefits at the investment property.

Included in general and administrative expenses at March 31, 2001 and 2000, are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $369,000 as compared to approximately $976,000 at March 31, 2000. Cash and cash equivalents decreased approximately $783,000 from the Partnership's year ended December 31, 2000, due to approximately $598,000 of cash used in financing activities, approximately $4,000 of cash used in investing activities and approximately $181,000 of cash used in operating activities. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lewis Park Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $4,000 of capital improvements at Lewis Park, consisting primarily of miscellaneous improvements. These improvements were funded from operating cash flow. The Partnership evaluated the capital improvement needs of the property for the year. The amount budgeted is approximately $65,000, consisting primarily of air conditioning unit replacements, appliance replacements, and carpet and vinyl replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,444,000 is amortized over 20 years with a maturity date of September 1, 2020. The Managing General Partner will attempt to refinance this indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant may risk losing the property through foreclosure.

During the three months ended March 31, 2001, the Partnership declared and paid a distribution of approximately $570,000 (approximately $569,000 to the limited partners or $36.25 per limited partnership unit) consisting of approximately $23,000 of cash from operations (approximately $22,000 to the limited partners or $1.40 per limited partnership unit) and approximately $547,000 to the limited partners from the remaining proceeds from financing of Lewis Park Apartments ($34.85 per limited partnership unit). During the three months ended March 31, 2000, the Partnership declared and paid a distribution of approximately $1,700,000 ($107.47 per limited partnership unit) consisting of $627,000 of cash from operations and $1,073,000 from the sale of Highland Professional Tower. The limited partners received approximately $1,687,000 and the general partner received approximately $13,000. Subsequent to March 31, 2001, the Partnership declared and paid distributions of approximately $130,000 (approximately $127,000 paid to the limited partners or $8.09 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt refinancing and/or a property sale. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,028 limited partnership units (the "Units") in the Partnership representing 32.03% of the outstanding units as of March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K filed during the first quarter of 2001:

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