Form 10QSB
period 2001-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2001-11-09
CIK 745538

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

              For the quarterly period ended September 30, 2001


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

                                  BALANCE SHEET
                                   (Unaudited)
                     (in thousands, except per unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $ 242
   Receivables and deposits                                                     140
   Other assets                                                                 102
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                   9,904
                                                              10,525
     Less accumulated depreciation                            (5,709)         4,816
                                                                            $ 5,300
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 21
   Tenant security deposit liabilities                                          126
   Accrued property taxes                                                       317
   Other liabilities                                                            114
   Mortgage note payable                                                      5,385

Partners' Deficit
   General partner                                            $ (147)
   Limited partners (15,698 units issued and
     outstanding)                                               (516)          (663)
                                                                            $ 5,300


                See Accompanying Notes to Financial Statements


b)

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                     Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                     2001          2000          2001          2000
Revenues:
  Rental income                      $ 342        $ 400        $ 1,168        $ 1,248
  Other income                           58           46           168            141
       Total revenues                   400          446         1,336          1,389

Expenses:
  Operating                             232          177           523            455
  General and administrative             39           82           154            233
  Depreciation                          132          133           403            412
  Interest                              110           40           332             40
  Property taxes                         53           67           173            201
       Total expenses                   566          499         1,585          1,341

       Net (loss) income            $ (166)       $ (53)        $ (249)        $ 48

Net (loss) income allocated
  to general partner (2%)            $ (3)         $ (1)         $ (5)          $ 1
Net (loss) income allocated
  to limited partners (98%)            (163)         (52)         (244)            47
                                    $ (166)       $ (53)        $ (249)        $ 48

Net (loss) income per limited
  partnership unit                  $(10.38)     $ (3.31)      $(15.54)       $ 2.99
Distributions per limited
  partnership unit                   $ --        $337.88       $ 44.40        $479.68

                See Accompanying Notes to Financial Statements


c)

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' (deficit) capital at
   December 31, 2000                  15,698       $ (139)      $ 425        $ 286

Distributions paid to partners            --           (3)        (697)        (700)

Net loss for the nine months
   ended September 30, 2001               --           (5)        (244)        (249)

Partners' deficit at
   September 30, 2001                 15,698       $ (147)      $ (516)      $ (663)


                See Accompanying Notes to Financial Statements


d)

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                  Nine Months Ended
                                                                    September 30,
                                                                  2001         2000
Cash flows from operating activities:
  Net (loss) income                                              $ (249)       $ 48
  Adjustments to reconcile net (loss) income to net cash
   (used in )provided by operating activities:
     Depreciation                                                    403          412
     Amortization of loan costs                                        3            1
     Change in accounts:
      Receivables and deposits                                        (1)         191
      Other assets                                                    (4)         (43)
      Due from affiliate                                              57           --
      Accounts payable                                                16          (93)
      Tenant security deposit liabilities                              2            5
      Accrued property taxes                                        (194)         202
      Other liabilities                                              (86)          28
        Net cash (used in) provided by operating activities          (53)         751

Cash flows used in investing activities:
  Property improvements and replacements                             (70)         (79)

Cash flows from financing activities:
  Loan costs paid                                                     --          (85)
  Proceeds from mortgage note payable                                 --        5,500
  Distributions to partners                                         (700)      (7,562)
  Payments on mortgage note payable                                  (87)          --
        Net cash used in financing activities                       (787)      (2,147)

Net decrease in cash and cash equivalents                           (910)      (1,475)

Cash and cash equivalents at beginning of period                   1,152        2,196

Cash and cash equivalents at end of period                        $ 242        $ 721

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 329        $ --

                See Accompanying Notes to Financial Statements


e)
               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Reclassifications

Certain of the 2000 balances have been reclassified to conform to the 2001 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 69      $ 70
 Asset management fees (included in general and
   administrative expenses)                                         65       107
 Reimbursement for services of affiliates (included in
   general and administrative expenses)                             61        48

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $69,000 and $70,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received payment of asset management fees amounting to approximately $65,000 and $107,000 for the nine months ended September 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $61,000 and $48,000 for the nine months ended September 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,202 limited partnership units (the "Units") in the Partnership representing 33.14% of the outstanding units as of September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on August 29, 2001, AIMCO Properties, LP, commenced a tender offer to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $82 per Unit. Pursuant to this offer AIMCO acquired 150 Units during the quarter ended September 30, 2001. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note C - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $700,000 (approximately $697,000 to the limited partners or $44.40 per limited partnership unit) consisting of approximately $153,000 of cash from operations (approximately $150,000 to the limited partners or $9.56 per limited partnership unit) and approximately $547,000 to the limited partners from the remaining undistributed proceeds of the financing of Lewis Park Apartments in August 2000 ($34.84 per limited partnership unit).

During the nine months ended September 30, 2000, the Partnership declared and paid distributions of approximately $7,562,000 (approximately $7,530,000 to the limited partners or $479.68 per limited partnership unit) consisting of approximately $1,622,000 of cash from operations (approximately $1,590,000 to the limited partners or $101.29 per limited partnership unit), approximately $1,073,000 to the limited partners from the sale of Highland Professional Tower in December 1999 ($68.35 per limited partnership unit) and approximately $4,867,000 to the limited partners from the proceeds of the financing of Lewis Park Apartments in August 2000 ($310.04 per limited partnership unit).

Note D - Financing

On August 30, 2000, the Partnership financed Lewis Park Apartments with a mortgage of $5,500,000. The interest rate on the mortgage is 8.08% with monthly payments of approximately $46,000. The mortgage matures on September 1, 2020 at which time the debt will be fully amortized. Capitalized loan costs incurred for the financing were approximately $85,000.

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

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property for the nine months ended September 30, 2001 and 2000 was 74% and 79%, respectively. The
Managing General Partner attributes the decrease in occupancy to the restructuring of the property's leases and the cyclical and unpredictable nature of student housing during the summer months.

Results of Operations

The Partnership recognized a net loss of approximately $249,000 for the nine months ended September 30, 2001 compared to net income of approximately $48,000 for the nine months ended September 30, 2000. The Partnership recognized a net loss of approximately $166,000 and $53,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease in net income was attributable to a decrease in total revenues and an increase in total expenses.

Total revenues decreased due to a decrease in rental income primarily due to a decrease in occupancy at the Partnership's investment property offset by an increase in the average rental rate. This decrease was partially offset by an increase in other income due to increases in cable and student housing income. Total expenses increased due to increases in operating and interest expenses offset by a decrease in property tax and general and administrative expenses. Operating expenses increased due to an increase in advertising expenses, employee related costs at the Partnership's investment property and the collection of receivables in 2000 that were previously deemed uncollectible at Highlands Professional Park which was sold in December 1999. Interest expense increased due to the financing of Lewis Park Apartments in August 2000. Property tax expense decreased due to the timing of the receipt of the property tax bills from the taxing authorities.

General and administrative expenses decreased due to a decrease in asset management fees paid to the Managing General Partner pursuant to the Partnership Agreement. Included in general and administrative expenses at both September 30, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $242,000 as compared to approximately $721,000 at September 30, 2000. Cash and cash equivalents decreased approximately $910,000 from December 31, 2000, due to approximately $787,000, $70,000 and $53,000 of cash used in financing, investing and operating activities, respectively. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.

During the nine months ended September 30, 2001, the Partnership completed approximately $70,000 of capital improvements at Lewis Park Apartments, consisting primarily of flooring, appliance and air conditioning unit replacements. These improvements were funded from operating cash flow. The Partnership budgeted approximately $74,000 of capital improvements for 2001, consisting primarily of air conditioning unit, cabinet, appliance, and flooring replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any short term needs exclusive of capital improvements of the Partnership. The mortgage indebtedness of approximately $5,385,000 is being amortized over 20 years with a maturity date of September 1, 2020 at which time the debt will be fully amortized.

During the nine months ended September 30, 2001, the Partnership declared and paid distributions of approximately $700,000 (approximately $697,000 to the limited partners or $44.40 per limited partnership unit) consisting of approximately $153,000 of cash from operations (approximately $150,000 to the limited partners or $9.56 per limited partnership unit) and approximately $547,000 to the limited partners from the remaining undistributed proceeds of the financing of Lewis Park Apartments in August 2000 ($34.84 per limited partnership unit). During the nine months ended September 30, 2000, the
Partnership declared and paid distributions of approximately $7,562,000 (approximately $7,530,000 to the limited partners or $479.68 per limited partnership unit) consisting of approximately $1,622,000 of cash from operations (approximately $1,590,000 to the limited partners or $101.29 per limited partnership unit), approximately $1,073,000 to the limited partners from the sale of Highland Professional Tower in December 1999 ($68.35 per limited partnership unit) and approximately $4,867,000 to the limited partners from the proceeds of the financing of Lewis Park Apartments in August 2000 ($310.04 per limited partnership unit). The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations after planned capital improvement expenditures to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,202 limited partnership units (the "Units") in the Partnership representing 33.14% of the outstanding units as of September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on August 29, 2001, AIMCO Properties, LP, commenced a tender offer to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $82 per Unit. Pursuant to this offer AIMCO acquired 150 Units during the quarter ended September 30, 2001. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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