Form 10KSB
period 2001-12-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2002-03-29
CIK 745538

FORM 10-KSB--Annual or Transitional Report Under
                             SECTION 13 OR 15(d)
                                   Form 10-KSB


[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001


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

State issuer's revenues for its most recent fiscal year.  $1,834,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant is engaged in the business of operating and holding real estate properties for investment. From 1984 through 1986, during its acquisition phase, the Registrant acquired one existing apartment and one existing commercial property. At December 31, 2001, the Partnership continues to operate the apartment complex (see "Item 2. Description of Property").

Commencing on August 17, 1984, the Partnership offered, 25,000 Units of Limited Partnership interest (the "Units") at a purchase price of $1,000 per Unit pursuant to a Registration Statement filed with the Securities and Exchange Commission. The sale of the Units closed on March 14, 1986, with 15,698 Units sold at $1,000 each, or gross proceeds of $15,698,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

On April 20, 1994, Hampton Realty Partners, L.P. ("Hampton Partners"), the owner of all of the limited partner interest in the General Partner, and the shareholders of Hampton UREF Acquisition Corp. ("Hampton Corp."), the former general partner of the General Partner and Hampton UREF Management, Ltd. ("UREF Management", an affiliate of Hampton Corp.), entered into a Purchase Agreement (the "Purchase Agreement") with Insignia Financial Group, Inc. ("Insignia") and several of its affiliates whereby affiliates of Insignia would purchase all of the limited partner interest in the General Partner and UREF Management, all of the outstanding stock of Hampton Corp. and certain assets related to three other limited partnerships. During the term of the Purchase Agreement, affiliates of Insignia provided property management and partnership administration services to the Partnership pursuant to subcontracts between Insignia and UREF Management, the holder of the contracts to provide property management and portfolio services to the Partnership.

On August 8, 1994, Hampton Corp. assigned its ownership interests in HCW General Partner, Ltd., formerly known as Hampton HCW General Partner Ltd., to IH, Inc., an affiliate of Insignia and Metropolitan Asset Enhancement, L.P. As a result, IH, Inc. now possesses the sole authority to direct and manage
HCW General Partner, Ltd., which is the sole general partner of the Partnership. HCW General Partner, Ltd. is the successor general partner to First HCW Pension Real Estate, Inc., a wholly-owned subsidiary of North American Mortgage Investors, Inc. and WBK Associates Two Limited Partnership, a Massachusetts limited partnership, the general partner of which is Southmark Investment Group, Inc. A special meeting of the Limited Partners of the Partnership was held on November 19, 1993, pursuant to a call by First HCW Pension Real Estate, Inc. for the purpose of considering a proposal in which HCW General Partner, Ltd. would substitute as the new general partner of the Partnership. On motion made and carried by the affirmative vote of 10,172 units in favor of the proposal, the proposal was adopted. HCW General Partner, Ltd. officially became the General Partner on December 16, 1993. On August 8, 1994, Hampton Corp. assigned its general partnership interest in HCW General Partner, Ltd. to IH, Inc., an affiliate of Apartment Investment and Management Company ("AIMCO") and Metropolitan Asset Enhancement, L.P. As a result, IH, Inc. now possesses the sole authority to direct and manage HCW General Partner, Ltd., which is the sole general partner of the Partnership.

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

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the Managing General Partner. Property management services are performed by an affiliate of the Managing General Partner.

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

                           Gross
                         Carrying   Accumulated   Depreciable              Federal
Property                   Value   Depreciation      Life      Method     Tax Basis
                             (in thousands)                             (in thousands)

Lewis Park Apartments     $10,532     $ 5,843      5-40 yrs      S/L       $ 5,866

See "Item 7. Financial Statements, Note A" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                            Principal                                         Principal
                           Balance At      Stated                              Balance
                          December 31,    Interest    Period     Maturity       Due At
Property                      2001          Rate     Amortized     Date      Maturity (1)
                        (in thousands)                                      (in thousands)

Lewis Park Apartments
  1st mortgage               $5,355         8.08%    20 years     09/20          $ --

(1) See "Item 7. Financial Statements - Note E" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.


Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2001 and 2000 for the property:

                                         Average Annual          Average Annual
                                          Rental Rate               Occupancy
                                           (per unit)
Property                               2001          2000        2001       2000

Lewis Park Apartments                 $8,424        $8,442       78%        84%

The Managing General Partner attributes the decrease in occupancy to the restructuring of the property's leases and the cyclical and unpredictable nature of student housing.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for the property were:

                                                2001            2001
                                               Billing          Rate
                                           (in thousands)

       Lewis Park Apartments                    $ 247           9.44%

Capital Improvements

The Partnership completed approximately $77,000 in capital expenditures at Lewis Park Apartments, consisting primarily of cabinets, air conditioning and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $81,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital improvements planned for the year 2002 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,698 limited partnership units aggregating $15,698,000. The Partnership currently has 1,039 holders of record owning an aggregate of 15,698 Units. Affiliates of the Managing General Partner owned 5,387 units or 34.32% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                 Distributions
                                                            Per Limited
                                        Aggregate         Partnership Unit
                                      (in thousands)

       01/01/00 - 12/31/00              $7,562 (1)            $479.68
       01/01/01 - 12/31/01                 700 (2)              44.40

(1) Consists of approximately $1,622,000 of cash from operations, approximately $1,073,000 of cash from the sale of Highland Professional Tower which was sold in 1999 and approximately $4,867,000 from the financing of Lewis Park Apartments.

(2)   Consists  of   approximately   $153,000  of  cash  from   operations   and
      approximately $547,000 from the remaining undistributed proceeds of the financing of Lewis Park Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,387 limited partnership units (the "Units") in the Partnership representing 34.32% of the outstanding Units as of December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for Units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Results of Operations

The Partnership recognized a net loss of approximately $247,000 for the year ended December 31, 2001 compared to net income of approximately $174,000 for the year ended December 31, 2000. The decrease in net income was attributable to a decrease in total revenues coupled with an increase in total expenses.

Total revenues decreased due to a decrease in rental income primarily due to a decrease in occupancy at the Partnership's investment property and a decrease in the average rental rate. This decrease was partially offset by an increase in other income due to increases in auxiliary services and student housing income.

Total expenses increased due to an increase in operating and interest expenses offset by a decrease in property tax and general and administrative expenses. Operating expenses increased due to an increase in advertising expenses, employee related costs at the Partnership's investment property and the collection of receivables in 2000 that were previously deemed uncollectible at Highlands Professional Park which was sold in December 1999. Interest expense increased as the Partnership recognized a full year of interest expense in 2001 due to the financing of Lewis Park Apartments in August 2000. Property tax expense decreased due to the timing of the receipt of the property tax bills from the taxing authorities.

General and administrative expenses decreased due to a decrease in professional fees associated with the administration of the Partnership. Included in general and administrative expenses at both December 31, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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


Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $301,000 compared to approximately $1,152,000 at December 31, 2000, a decrease of approximately $851,000. The decrease is due to approximately $817,000 and $77,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $43,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments made on the mortgage encumbering the Registrant's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $81,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Registrant's current assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,355,000 requires monthly payments of principal and interest until its maturity September 2020 at which time the loan is scheduled to be fully amortized.

The Partnership declared and paid distributions of approximately $700,000 (approximately $697,000 to the limited partners or $44.40 per limited partnership unit) consisting of approximately $153,000 of cash from operations (approximately $150,000 to the limited partners or $9.56 per limited partnership unit) and approximately $547,000 to the limited partners from the remaining undistributed proceeds of the financing of Lewis Park Apartments in August 2000 ($34.84 per limited partnership unit) during the year ended December 31, 2001. The Partnership declared and paid distributions of approximately $7,562,000
(approximately $7,530,000 to the limited partners or $479.68 per limited partnership unit) consisting of approximately $1,622,000 of cash from operations (approximately $1,590,000 to the limited partners or $101.29 per limited partnership unit), approximately $1,073,000 to the limited partners ($68.35 per limited partnership unit) from the sale of Highland Professional Tower which sold during 1999 and approximately $4,867,000 to the limited partners ($310.04 per limited partnership unit) from the financing of Lewis Park Apartments during the year ended December 31, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity, refinancing, and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital improvement expenditures to permit any distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,387 limited partnership units (the "Units") in the Partnership representing 34.32% of the outstanding Units as of December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for Units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.


Item 7.     Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT



The Partners
HCW Pension Real Estate Fund Limited Partnership


We have audited the accompanying balance sheet of HCW Pension Real Estate Fund Limited Partnership (a California limited partnership), as of December 31, 2001, and the related statements of operations, changes in partners' (deficit) capital and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                                     /s/KPMG LLP


Greenville, South Carolina
February 28, 2002

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $  301
   Receivables and deposits                                                     144
   Other assets                                                                  94
   Investment property (Notes D and E):
      Land                                                     $ 621
      Buildings and related personal property                   9,911
                                                               10,532
      Less accumulated depreciation                            (5,843)        4,689

                                                                            $ 5,228
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 6
   Tenant security deposit liabilities                                          128
   Accrued property taxes                                                       249
   Other liabilities                                                            151
   Mortgage note payable (Note E)                                             5,355

Partners' Deficit
   General partner                                             $ (147)
   Limited partners (15,698 units issued and
      outstanding)                                               (514)         (661)

                                                                            $ 5,228

              See Accompanying Notes to Financial Statements


               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
   Rental income                                             $ 1,609      $ 1,779
   Other income                                                  225          182
          Total revenues                                       1,834        1,961

Expenses:
   Operating                                                     666          591
   General and administrative                                    207          240
   Depreciation                                                  537          547
   Interest                                                      442          153
   Property taxes                                                229          256
          Total expenses                                       2,081        1,787

Net (loss) income                                            $ (247)       $ 174

Net (loss) income allocated to general partner (2%)           $ (5)         $ 3

Net (loss) income allocated to limited partners (98%)           (242)         171

                                                             $ (247)       $ 174

Net (loss) income per limited partnership unit              $ (15.42)     $ 10.89

Distributions per limited partnership unit                   $ 44.40     $ 479.68

              See Accompanying Notes to Financial Statements


               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)

                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            15,698        $ --      $15,698    $15,698

Partners' (deficit) capital at
  December 31, 1999                       15,698       $ (110)    $ 7,784    $ 7,674

Distributions paid to partners                --          (32)     (7,530)    (7,562)

Net income for the year ended
  December 31, 2000                           --            3         171        174

Partners' (deficit) capital at
  December 31, 2000                       15,698         (139)        425        286

Distributions paid to partners                --           (3)       (697)      (700)

Net loss for the year ended
  December 31, 2001                           --           (5)       (242)      (247)

Partners' deficit at
  December 31, 2001                       15,698       $ (147)    $ (514)     $ (661)

              See Accompanying Notes to Financial Statements


               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Years Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net (loss) income                                              $ (247)      $ 174
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   537          547
     Amortization of loan costs                                       4            2
     Change in accounts:
      Receivables and deposits                                       (5)         307
      Other assets                                                    3            7
      Due from affiliates                                            57          (57)
      Accounts payable                                                1          (92)
      Tenant security deposit liabilities                             4            5
      Accrued property taxes                                       (262)         256
      Other liabilities                                             (49)          85
          Net cash provided by operating activities                  43        1,234

Cash flows from investing activities:
  Property improvements and replacements                            (77)        (103)
          Net cash used in investing activities                     (77)        (103)

Cash flows from financing activities:
  Distributions to partners                                        (700)      (7,562)
  Loan costs paid                                                    --          (85)
  Proceeds from mortgage note payable                                --        5,500
  Payments on mortgage note payable                                (117)         (28)
          Net cash used in financing activities                    (817)      (2,175)

Net decrease in cash and cash equivalents                          (851)      (1,044)

Cash and cash equivalents at beginning of year                    1,152        2,196

Cash and cash equivalents at end of year                         $ 301       $ 1,152

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 474        $ 113

              See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2001


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

The Partnership's general partner is HCW General Partner, Ltd. Its sole general partner is IH, Inc., (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocations of Cash Distributions: Distributions to the partners are paid from operations of the Partnership's property, from the sale or refinancing of the property or from working capital reserves. Distributions from operations are distributed 98% to the Limited Partners and 2% to the General Partner.

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

Income arising from a sale or refinancing is to be allocated as follows: (i) to those partners who have negative balances in their capital accounts in proportion to and to the extent of such negative balances, (ii) to the Limited Partners in an amount equal to their adjusted capital contributions, (iii) to the Limited Partners in an amount equal to a 12% cumulative, noncompounded annual return on their average adjusted capital contributions for Limited Partners who invested prior to March 1, 1985, and 10% to all others, (iv) 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received an amount equal to a 2% cumulative, noncompounded annual return on their average adjusted capital contributions, and (v) thereafter, 85% to the Limited Partners and 15% to the General Partner.

Losses from a sale or refinancing are to be allocated as follows: (i) to any partners having positive capital account balances in proportion to and to the extent of such positive balances, and (ii) thereafter, 98% to the Limited Partners and 2% to the General Partner.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt. The Partnership's allocations for 2001 and 2000 have been made in accordance with these provisions.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years, and (3) land improvements over 15 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $294,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Loan Costs: At December 31, 2001, loan costs of approximately $86,000 are included in other assets in the accompanying balance sheet and are being amortized over the life of the loan and amortization expense is included in interest expense. Accumulated amortization of approximately $6,000 is also included in other assets.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraisal value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, approximates its carrying value.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs for the apartment property of approximately $58,000 and $38,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):


                                         2001         2000

Net (loss) income as reported           $  (247)      $ 174
Add (deduct)
  Depreciation differences                  109         104
  Accounts receivable                        --         (88)
  Unearned income                             2           6
  Federal taxable (loss) income         $ (136)      $ 196
Federal taxable (loss) income per
  limited partnership unit              $ (8.49)    $ 12.24


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                             $ (661)
Difference in basis of assets and liabilities:
  Investment properties at cost                            277
  Accumulated depreciation                                 900
  Syndication                                            1,708
  Other                                                     42

Net assets - tax basis                                  $2,266

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 2001 and 2000:

                                                       2001      2000
                                                       (in thousands)
Property management fees (included in
  operating expenses)                                  $ 94      $  99
Asset management fees (included in general and
  administrative expenses)                               98         85
Reimbursement for services of affiliates
  (included in general and administrative
  expenses)                                              70         66

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts for providing property management services. The Registrant paid to such affiliates approximately $94,000 and $99,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $98,000 and $85,000 for the years ended December 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $70,000 and $66,000 for the years ended December 31, 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $15,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,387 limited partnership units (the "Units") in the Partnership representing 34.32% of the outstanding Units as of December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for Units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Note D - Real Estate and Accumulated Depreciation


Investment Property
                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                        Buildings        Net Cost
                                                       and Related      Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrance       Land       Property       Acquisition
                           (in thousands)                             (in thousands)
Lewis Park Apartments          $5,355        $ 621        $7,840          $2,071



             Gross Amount At Which Carried
                 At December 31, 2001
                    (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land    Property    Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Lewis Park    $ 621     $ 9,911   $10,532     $ 5,843        1972       11/86      5-40


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                    Years Ended December 31,
                                                       2001          2000
                                                         (in thousands)
Real Estate
Balance at beginning of year                          $10,455      $10,352
  Property improvements                                    77          103
Balance at end of year                                $10,532      $10,455

Accumulated Depreciation
Balance at beginning of year                          $ 5,306      $ 4,759
  Additions charged to expense                            537          547
Balance at end of year                                $ 5,843      $ 5,306

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $10,809,000 and $10,732,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $4,943,000 and $4,515,000, respectively.

Note E - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

                            Principal       Monthly                           Principal
                           Balance At       Payment    Stated                  Balance
                          December 31,     Including  Interest   Maturity      Due At
Property                      2001         Interest     Rate       Date       Maturity
                               (in thousands)                              (in thousands)

Lewis Park Apartments
  1st mortgage                $5,355         $ 46       8.08%     09/20         $ --

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

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2001, are as follows (in thousands):

                                   2002          $  127
                                   2003             138
                                   2004             150
                                   2005             162
                                   2006             176
                                Thereafter        4,602
                                   Total         $5,355

Note F - Distributions

The Partnership declared and paid distributions of approximately $700,000 (approximately $697,000 to the limited partners or $44.40 per limited partnership unit) consisting of approximately $153,000 of cash from operations (approximately $150,000 to the limited partners or $9.56 per limited partnership unit) and approximately $547,000 to the limited partners from the remaining undistributed proceeds of the financing of Lewis Park Apartments in August 2000 ($34.84 per limited partnership unit) during the year ended December 31, 2001. The Partnership declared and paid distributions of approximately $7,562,000
(approximately $7,530,000 to the limited partners or $479.68 per limited partnership unit) consisting of approximately $1,622,000 of cash from operations (approximately $1,590,000 to the limited partners or $101.29 per limited partnership unit), approximately $1,073,000 to the limited partners ($68.35 per limited partnership unit) from the sale of Highland Professional Tower which sold during 1999 and approximately $4,867,000 to the limited partners ($310.04 per limited partnership unit) from the financing of Lewis Park Apartments during the year ended December 31, 2000.


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

     Name                  Age      Position

     Patrick J. Foye        44      Executive Vice President and Director

     Martha L. Long         42      Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed KPMG LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $29,000 and non-audit services (only tax-related) of approximately $11,000.

Item 10.    Executive Compensation

Neither the director nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2001, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

                   Entity                Number of Units    Percentage

     Cooper River Properties, LLC
       (an affiliate of AIMCO)                1,741           11.09%
     AIMCO Properties, LP
       (an affiliate of AIMCO)                3,569           22.74%
     Insignia Properties, LP
       (an affiliate of AIMCO)                   72            0.46%
     Liquidity Assistance, LLC
       (an affiliate of AIMCO)                    5            0.03%

Cooper River Properties, LLC, Insignia Properties, LP, and Liquidity Assistance, LLC are all indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with the Managing General Partner and/or its affiliates were incurred during the years ended December 31, 2001 and 2000:

                                                     2001        2000
                                                     (in thousands)
Property management fees                            $  94        $ 99
Asset management fees                                  98          85
Reimbursement for services of affiliates               70          66

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts for providing property management services. The Registrant paid to such affiliates approximately $94,000 and $99,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $98,000 and $85,000 for the years ended December 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $70,000 and $66,000 for the years ended December 31, 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $15,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,387 limited partnership units (the "Units") in the Partnership representing 34.32% of the outstanding Units as of December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for Units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            2001:

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