Form 10QSB
period 2002-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2002-05-15
CIK 745538

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

                For the quarterly period ended March 31, 2002


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

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $  351
   Receivables and deposits                                                     150
   Other assets                                                                 111
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                   9,947
                                                              10,568
     Less accumulated depreciation                            (5,975)         4,593
                                                                            $ 5,205
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 9
   Tenant security deposit liabilities                                          135
   Accrued property taxes                                                       312
   Other liabilities                                                             90
   Mortgage note payable                                                      5,324

Partners' Deficit
   General partner                                            $ (147)
   Limited partners (15,698 units issued and
     outstanding)                                               (518)          (665)
                                                                            $ 5,205


                See Accompanying Notes to Financial Statements


b)

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                              Three Months Ended
                                                                   March 31,
                                                              2002          2001
Revenues:
  Rental income                                              $  480         $  459
  Other income                                                   30             36
     Total revenues                                             510            495

Expenses:
  Operating                                                     121            140
  General and administrative                                     49             65
  Depreciation                                                  132            136
  Property taxes                                                 63             66
  Interest expense                                              109            112
     Total expenses                                             474            519

Net income (loss)                                             $ 36          $ (24)

Net income allocated to general partner (2%)                  $ 1           $ --
Net income (loss) allocated to limited partners (98%)            35            (24)

                                                              $ 36          $ (24)

Net income (loss) per limited partnership unit               $ 2.23        $ (1.53)

Distributions per limited partnership unit                   $ 2.48        $ 36.25

                See Accompanying Notes to Financial Statements


c)

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' deficit at
   December 31, 2001                  15,698       $ (147)      $ (514)      $ (661)

Distributions paid to partners            --           (1)         (39)         (40)

Net income for the three months
   ended March 31, 2002                   --            1           35           36

Partners' deficit at
   March 31, 2002                     15,698       $ (147)      $ (518)      $ (665)


                See Accompanying Notes to Financial Statements


d)

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                   Three Months Ended
                                                                       March 31,
                                                                    2002        2001
Cash flows from operating activities:
  Net income (loss)                                                 $ 36        $ (24)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation                                                     132          136
     Amortization of loan costs                                         1            2
     Change in accounts:
      Receivables and deposits                                         (6)           8
      Due from affiliate                                               --            2
      Other assets                                                    (18)         (18)
      Accounts payable                                                  3            2
      Tenant security deposit liabilities                               7          (10)
      Accrued property taxes                                           63         (177)
      Other liabilities                                               (61)        (102)
        Net cash provided by (used in) operating activities           157         (181)

Cash flows from investing activities:
  Property improvements and replacements                              (36)          (4)

Cash flows from financing activities:
  Distributions to partners                                           (40)        (570)
  Payments on mortgage note payable                                   (31)         (28)
        Net cash used in financing activities                         (71)        (598)

Net increase (decrease) in cash and cash equivalents                   50         (783)

Cash and cash equivalents at beginning of period                      301        1,152

Cash and cash equivalents at end of period                         $ 351        $ 369

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 108        $ 110

                See Accompanying Notes to Financial Statements


e)
               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Reclassifications

Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Registrant's residential property for providing property management services. The Registrant paid to such affiliates approximately $26,000 for both of the three months ended March 31, 2002 and 2001, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $17,000 and $32,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $20,000 and $19,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $14,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property for the three months ended March 31, 2002 and 2001 was 87% and 86%, respectively.

Results of Operations

The Partnership realized net income of approximately $36,000 for the three months ended March 31, 2002 compared to a net loss of approximately $24,000 for the three months ended March 31, 2001. The increase in net income is primarily attributable to an increase in total revenues and a decrease in total expenses.

Total revenues increased due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in student housing fees. Other income decreased due to a decrease in interest income as a result of lower cash balances throughout the period.

Total expenses decreased primarily due to a decrease in operating and general and administrative expenses. Operating expense decreased due to a decrease in salaries and related employee benefits and advertising costs.

General   and   administrative   expenses   decreased   due  to  a  decrease  in
reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $351,000 compared to approximately $369,000 at March 31, 2001. Cash and cash equivalents increased approximately $50,000 from December 31, 2001, due to approximately $157,000 of cash provided by operating activities which was offset by approximately $36,000 and $71,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consists of payments of principal made on the mortgage encumbering Lewis Park Apartments and distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2002, the Partnership completed approximately $36,000 of capital improvements at Lewis Park, consisting primarily of floor covering replacements, furniture, appliances and miscellaneous improvements. These improvements were funded from operating cash flow. Capital improvements of approximately $99,000 have been budgeted for 2002 which include appliance and floor covering replacements and parking lot improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,324,000 is amortized over 20 years with a maturity date of September 1, 2020.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ 40            $ 2.48           $  23            $ 1.40
Refinancing (1)         --                --             547             34.85
                      $ 40            $ 2.48           $ 570            $36.25

(1)   From the refinancing of Lewis Park Apartments.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt refinancing and/or a property sale. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,389 limited partnership units (the "Units") in the Partnership representing 34.33% of the outstanding units as of March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K filed during the first quarter of 2002:

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