Form 10QSB
period 2002-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2002-08-14
CIK 745538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002

Assets
   Cash and cash equivalents                                                 $ 463
   Receivables and deposits                                                     128
   Other assets                                                                 103
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                   9,953
                                                              10,574
     Less accumulated depreciation                            (6,110)         4,464
                                                                            $ 5,158
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 11
   Tenant security deposit liabilities                                          114
   Accrued property taxes                                                       375
   Other liabilities                                                            153
   Mortgage note payable                                                      5,292

Partners' Deficit
   General partner                                            $ (150)
   Limited partners (15,698 units issued and
     outstanding)                                               (637)          (787)
                                                                            $ 5,158


                See Accompanying Notes to Financial Statements


               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                     2002          2001          2002          2001
Revenues:
  Rental income                      $ 436        $ 377         $ 916          $ 836
  Other income                           45           64            75            100
       Total revenues                   481          441           991            936

Expenses:
  Operating                             155          151           276            291
  General and administrative             54           50           103            115
  Depreciation                          135          135           267            271
  Interest                              107          110           216            222
  Property taxes                         62           54           125            120
       Total expenses                   513          500           987          1,019

       Net (loss) income             $ (32)       $ (59)         $ 4           $ (83)

Net (loss) income allocated
  to general partner (2%)            $ (1)         $ (2)         $ --          $ (2)
Net (loss) income allocated
  to limited partners (98%)             (31)         (57)            4            (81)
                                     $ (32)       $ (59)         $ 4           $ (83)

Net (loss) income per limited
  partnership unit                  $ (1.97)     $ (3.63)       $ 0.25        $ (5.16)
Distributions per limited
  partnership unit                  $ 5.61        $ 8.15        $ 8.09        $ 44.40

                See Accompanying Notes to Financial Statements


               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' deficit at
   December 31, 2001                  15,698       $ (147)      $ (514)      $ (661)

Distributions paid to partners            --           (3)        (127)        (130)

Net income for the six months
   ended June 30, 2002                    --           --            4            4

Partners' deficit
   at June 30, 2002                   15,698       $ (150)      $ (637)      $ (787)

                See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income (loss)                                               $ 4         $ (83)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                   267          271
     Amortization of loan costs                                       2            2
     Change in accounts:
      Receivables and deposits                                       16           31
      Other assets                                                  (11)         (10)
      Due from affiliate                                             --           57
      Accounts payable                                                5           23
      Tenant security deposit liabilities                           (14)         (23)
      Accrued property taxes                                        126         (123)
      Other liabilities                                               2         (126)
        Net cash provided by operating activities                   397           19

Cash flows used in investing activities:
  Property improvements and replacements                            (42)         (22)

Cash flows from financing activities:
  Distributions to partners                                        (130)        (700)
  Payments on mortgage note payable                                 (63)         (57)
        Net cash used in financing activities                      (193)        (757)

Net increase (decrease) in cash and cash equivalents                162         (760)

Cash and cash equivalents at beginning of period                    301        1,152

Cash and cash equivalents at end of period                       $ 463        $ 392

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 215        $ 220

                See Accompanying Notes to Financial Statements


               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $51,000 for both of the six month periods ended June 30, 2002 and 2001, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $42,000 and $50,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $37,000 and $36,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $14,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property for the six months ended June 30, 2002 and 2001 was 84% and 78%, respectively. The Managing General Partner attributes the increase in occupancy to the restructuring of the property's leases and the implementation of a resident retention program.

Results of Operations

The Partnership recognized net income of approximately $4,000 for the six months ended June 30, 2002 as compared to a net loss of approximately $83,000 for the six months ended June 30, 2001. The Partnership recognized a net loss of approximately $32,000 and $59,000 for the three months ended June 30, 2002 and 2001, respectively. The increase in net income for the six months ended June 30, 2002 was attributable to an increase in total revenues and a decrease in total expenses. The decrease in net loss for the three months ended June 30, 2002 was due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased for the three and six month periods ended June 30, 2002 due to an increase in rental income slightly offset by a decrease in other income. Rental income increased due to an increase in occupancy at Lewis Park Apartments, increased student housing fees and reduced concessions partially offset by reduced rental rates. Other income decreased due to decreases in cleaning and damage fees and interest income partially offset by increased nonrefundable administrative fees.

Total expenses decreased for the six months ended June 30, 2002 due to a decrease in operating and general and administrative expenses. Operating expenses decreased for the six months ended June 30, 2002 due to reduced advertising and property expenses. Advertising expenses decreased due to the increase in occupancy at the Partnership's investment property as discussed above. Property expenses decreased due to reduced payroll and related benefits at the Partnership's investment property. General and administrative expenses decreased for the six months ended June 30, 2002 due to a decrease in asset management fees paid to the Managing General Partner pursuant to the Partnership Agreement.

Total expenses increased for the three months ended June 30, 2002 due to increased property tax and general and administrative expenses. Property tax expense increased for the three months ended June 30, 2002 due to a refund received for prior years during the three months ended June 30, 2001. General and administrative expenses increased for the three months ended June 30, 2002 due to increased professional fees associated with the management of the Partnership, largely offset by reduced asset management fees paid to the Managing General Partner.

Included in general and administrative expense at both June 30, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $463,000 as compared to approximately $392,000 at June 30, 2001. Cash and cash equivalents increased approximately $162,000 from December 31, 2001, due to approximately $397,000 of cash provided by operating activities slightly offset by approximately $193,000 and $42,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements.

During the six months ended June 30, 2002, the Partnership completed approximately $42,000 of capital improvements at Lewis Park Apartments, consisting primarily of floor covering and appliance replacements, furniture and fixtures and gutter replacements. These improvements were funded from operating cash flow. The Partnership has budgeted approximately $90,000 for capital improvements for 2002, consisting primarily of parking lot improvements and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any short term needs exclusive of capital improvements of the Partnership. The mortgage indebtedness of approximately $5,292,000 is being amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations              $ 130            $ 8.09           $ 153            $ 9.56
Financing (1)               --               --              547            34.84
                        $ 130            $ 8.09           $ 700            $44.40

(1)   From the financing of Lewis Park Apartments in August 2000.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,464 limited partnership units (the "Units") in the Partnership representing 34.81% of the outstanding units as of June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The Partnership's investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.1, Limited Partnership Agreement, incorporated by reference to Registration Statement No. 2-91006 on Form S-11 filed by Registrant.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

                  Current Report on Form 8-K/A dated June 27, 2002 and filed on July 16, 2002, disclosing the dismissal of KPMG LLP as the Registrant's certifying auditor and the appointment of Ernst & Young LLP, as the certifying auditor for the year ending December 31, 2002.

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



                                    HCW  PENSION   REAL  ESTATE  FUND  LIMITED
                                   PARTNERSHIP


                                    By:   HCW General Partner, Ltd.,
                                          General Partner


                                    By:   IH, Inc.,
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.