Form 10QSB
period 2002-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2002-11-14
CIK 745538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $  124
   Receivables and deposits                                                     133
   Other assets                                                                  96
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                  10,011
                                                              10,632
     Less accumulated depreciation                            (6,239)         4,393
                                                                            $ 4,746
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 1
   Tenant security deposit liabilities                                          113
   Accrued property taxes                                                       191
   Other liabilities                                                            142
   Mortgage note payable                                                      5,260

Partners' Deficit
   General partner                                            $ (153)
   Limited partners (15,698 units issued and
     outstanding)                                               (808)          (961)
                                                                            $ 4,746


                   See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                     Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                     2002          2001          2002          2001
Revenues:
  Rental income                      $ 429        $ 367        $ 1,345        $ 1,203
  Other income                           53           33           128            133
       Total revenues                   482          400         1,473          1,336

Expenses:
  Operating                             180          232           456            523
  General and administrative             54           39           157            154
  Depreciation                          129          132           396            403
  Interest                              108          110           324            332
  Property taxes                         71           53           196            173
       Total expenses                   542          566         1,529          1,585

       Net loss                      $ (60)       $ (166)       $ (56)        $ (249)

Net loss allocated to
  general partner (2%)               $ (1)         $ (3)         $ (1)         $ (5)
Net loss allocated to
  limited partners (98%)                (59)        (163)          (55)          (244)

                                     $ (60)       $ (166)       $ (56)        $ (249)

Net loss per limited
  partnership unit                  $ (3.76)     $(10.38)      $ (3.50)       $(15.54)

Distributions per limited
  partnership unit                  $ 7.13         $ --        $ 15.22        $ 44.40

                   See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' deficit at
   December 31, 2001                  15,698       $ (147)      $ (514)      $ (661)

Distributions paid to partners            --           (5)        (239)        (244)

Net loss for the nine months
   Ended September 30, 2002               --           (1)         (55)         (56)

Partners' deficit
   at September 30, 2002              15,698       $ (153)      $ (808)      $ (961)

                   See Accompanying Notes to Financial Statements

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2002         2001
Cash flows from operating activities:
  Net loss                                                        $ (56)       $ (249)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation                                                    396          403
     Amortization of loan costs                                        3            3
     Change in accounts:
      Receivables and deposits                                        11           (1)
      Other assets                                                    (5)          (4)
      Due from affiliate                                              --           57
      Accounts payable                                                (5)          16
      Tenant security deposit liabilities                            (15)           2
      Accrued property taxes                                         (58)        (194)
      Other liabilities                                               (9)         (86)
        Net cash provided by (used in) operating activities          262          (53)

Cash flows used in investing activities:
  Property improvements and replacements                            (100)         (70)

Cash flows from financing activities:
  Distributions to partners                                         (244)        (700)
  Payments on mortgage note payable                                  (95)         (87)
        Net cash used in financing activities                       (339)        (787)

Net decrease in cash and cash equivalents                           (177)        (910)

Cash and cash equivalents at beginning of period                     301        1,152

Cash and cash equivalents at end of period                        $ 124        $ 242

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 322        $ 329

                   See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Reclassifications

Certain reclassifications have been made to the 2001 information to conform to the 2002 presentation.

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

Affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $73,000 and $69,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $67,000 and $65,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $54,000 and $61,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $14,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property for the nine months ended September 30, 2002 and 2001 was 82% and 74%, respectively. The
Managing General Partner attributes the increase in occupancy to the restructuring of the property's leases and the implementation of a resident retention program.

Results of Operations

The Partnership recognized a net loss of approximately $56,000 and $249,000 for the nine months ended September 30, 2002 and 2001, respectively. The Partnership recognized a net loss of approximately $60,000 and $166,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in net loss for the three and nine month periods ended September 30, 2002 was attributable to an increase in total revenues and a decrease in total expenses. Total revenues increased due primarily to an increase in rental income. Rental income increased due to an increase in occupancy at Lewis Park Apartments and an increase in student housing fees partially offset by reduced rental rates. In addition, other income increased for the three months ended September 30, 2002 due to an increase in parking income and nonrefundable administrative fees at Lewis Park Apartments.

Total expenses decreased for the three and nine month periods ended September 30, 2002 due to a decrease in operating expense partially offset by an increase in property tax expense. Operating expense decreased due to a decrease in maintenance and advertising costs at the Partnership's investment property. The decrease in maintenance expense is primarily the result of a decrease in the costs of interior painting for the periods presented. Advertising costs decreased as a result of the increase in occupancy at the Partnership's investment property, as discussed above. Property tax expense increased due to the timing of the receipt of the property tax bills from the taxing authorities. The decrease in total expenses for the three months ended September 30, 2002 was also offset by an increase in general and administrative expense due to increased professional fees associated with the management of the Partnership.

Included in general and administrative expense at both September 30, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $124,000 as compared to approximately $242,000 at September 30, 2001. Cash and cash equivalents decreased approximately $177,000 from December 31, 2001, due to approximately $339,000 and $100,000 of cash used in financing and investing activities, respectively, slightly offset by approximately $262,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

During the nine months ended September 30, 2002, the Partnership completed approximately $100,000 of capital improvements at Lewis Park Apartments, consisting primarily of floor covering and appliance replacements, parking lot improvements, swimming pool upgrades, and gutter replacements. These improvements were funded from operating cash flow. The Partnership has budgeted approximately $111,000 for capital improvements for 2002, consisting primarily of parking lot improvements and floor covering and gutter replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any short term needs exclusive of capital improvements of the Partnership. The mortgage indebtedness of approximately $5,260,000 is being amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                     Nine Months      Per Limited       Nine Months      Per Limited
                        Ended         Partnership          Ended         Partnership
                 September 30, 2002       Unit      September 30, 2001       Unit

Operations              $ 244            $15.22            $ 153            $ 9.56
Financing (1)              --                --              547             34.84
                        $ 244            $15.22            $ 700            $44.40

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,464 limited partnership units (the "Units") in the Partnership representing 34.81% of the outstanding units as of September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.
Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)  Exhibits:

                    Exhibit 3.1, Limited Partnership Agreement, incorporated by reference to Registration Statement No. 2-91006 on Form S-11 filed by Registrant.

                    Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

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


                                    By:   HCW General Partner, Ltd.,
                                          General Partner


                                    By:   IH, Inc.,
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President   of   IH,   Inc.,
                                    equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of IH, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.