Form 10KSB
period 2002-12-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2003-03-31
CIK 745538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934


                    For the fiscal year ended December 31, 2002


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

State issuer's revenues for its most recent fiscal year.  $2,006,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") is a publicly-held limited partnership organized on April 30, 1984, under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts. The general partner of the Partnership is HCW General Partner Ltd., (the "General Partner"). The General Partner is a Texas limited partnership whose sole general partner is IH, Inc. ("Managing General Partner"), which is an indirect wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO") which is a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on October 31, 2024 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. From 1984 through 1986, during its acquisition phase, the Registrant acquired one existing apartment and one existing commercial property. At December 31, 2002, the Partnership continues to operate the apartment complex (see "Item 2. Description of Property").

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

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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

                           Gross
                         Carrying   Accumulated   Depreciable              Federal
Property                   Value   Depreciation      Life      Method     Tax Basis
                             (in thousands)                             (in thousands)

Lewis Park Apartments     $10,637     $ 6,369      5-40 yrs      S/L       $ 5,515

See  "Item  7.  Financial   Statements,   Note  A"  for  a  description  of  the
Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.


                            Principal                                         Principal
                           Balance At      Stated                              Balance
                          December 31,    Interest    Period     Maturity       Due At
Property                      2002          Rate     Amortized     Date      Maturity (1)
                        (in thousands)                                      (in thousands)

Lewis Park Apartments
  1st mortgage               $5,227         8.08%    20 years     09/20          $ --

(1) See "Item 7. Financial Statements - Note E" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2002 and 2001 for the property:

                                         Average Annual          Average Annual
                                          Rental Rate               Occupancy
                                           (per unit)
Property                               2002          2001         2002      2001

Lewis Park Apartments                 $8,275        $8,424        86%       78%

The Managing General Partner attributes the increase in occupancy due to the implementation of a resident retention program and the restructuring of the property's leases to allow for lease terms to coincide with the local university school term as a large portion of the tenants are university students.

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for the property were:

                                                2002            2002
                                               Billing          Rate
                                           (in thousands)

       Lewis Park Apartments                    $ 254           9.70%

Capital Improvements

The Partnership completed approximately $105,000 in capital expenditures at Lewis Park Apartments, consisting primarily of floor covering and appliance replacements, parking lot improvements, swimming pool upgrades and gutter replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $80,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital improvements planned for the year 2003 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

Item 3.     Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.
                                     PART II

Item 5.     Market for Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,698 limited partnership units aggregating $15,698,000. The Partnership currently has 1,025 holders of record owning an aggregate of 15,696 Units. Affiliates of the Managing General Partner owned 5,608 units or 35.73% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                        Year          Per Limited          Year          Per Limited
                        Ended         Partnership          Ended         Partnership
                  December 31, 2002       Unit       December 31, 2001       Unit

Operations              $ 372            $23.25            $ 153            $ 9.56
Financing (1)              --                --              547             34.84
                        $ 372            $23.25            $ 700            $44.40

(1) From the financing of Lewis Park Apartments in August 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,608 limited partnership units (the "Units") in the Partnership representing 35.73% of the outstanding Units as of December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.
Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, he duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership recognized a net loss of approximately $8,000 for the year ended December 31, 2002 compared to a net loss of approximately $247,000 for the year ended December 31, 2001. The decrease in net loss was attributable to an increase in total revenues and a decrease in total expenses.

Total revenues increased due to an increase in rental income primarily due to an increase in occupancy at the Partnership's investment property offset by a decrease in the average rental rate. This increase was partially offset by a slight decrease in other income primarily due to a decrease in interest income.

Total expenses decreased for the year ended December 31, 2002 due to a decrease in operating expense partially offset by an increase in property tax expense. Operating expense decreased due to a decrease in maintenance and advertising costs at the Partnership's investment property. The decrease in maintenance expense is primarily the result of a decrease in the costs of interior painting for the period presented and an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the property (see "Item 7. Financial Statements, Note A - Organization and Summary of Significant Accounting Policies" for further information). Advertising costs decreased as a result of the increase in occupancy at the Partnership's investment property. Property tax expense increased due to the timing of the receipt of the property tax bills from the taxing authorities. All other expenses remained relatively constant.

Included in general and administrative expenses at both December 31, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $260,000 compared to approximately $301,000 at December 31, 2001, a decrease of approximately $41,000. The decrease is due to approximately $500,000 and $105,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $564,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $80,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Registrant's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,227,000 requires monthly payments of principal and interest until its maturity date of September 1, 2020 at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                        Year          Per Limited          Year          Per Limited
                        Ended         Partnership          Ended         Partnership
                  December 31, 2002       Unit       December 31, 2001       Unit

Operations              $ 372            $23.25            $ 153            $ 9.56
Financing (1)              --                --              547             34.84
                        $ 372            $23.25            $ 700            $44.40

(1) From the financing of Lewis Park Apartments in August 2000.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt refinancing and/or sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners during 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,608 limited partnership units (the "Units") in the Partnership representing 35.73% of the outstanding units as of December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.
Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing/General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report - Ernst & Young LLP

      Independent Auditors' Report - KPMG LLP

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT



The Partners
HCW Pension Real Estate Fund Limited Partnership


We have audited the accompanying balance sheet of HCW Pension Real Estate Fund Limited Partnership (a California limited partnership), as of December 31, 2002, and the related statements of operations, changes in partners' (deficit) capital and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HCW Pension Real Estate Fund Limited Partnership as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                           /s/Ernst & Young LLP


Greenville, South Carolina
February 14, 2003

                          Independent Auditors' Report



The Partners
HCW Pension Real Estate Fund
  Limited Partnership:


We have audited the accompanying statements of operations, changes in partners' (deficit) capital and cash flows of HCW Pension Real Estate Fund Limited Partnership (a California limited partnership) for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of HCW Pension Real Estate Fund Limited Partnership for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                                     /s/KPMG LLP


Greenville, South Carolina
February 28, 2002

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $  260
   Receivables and deposits                                                     124
   Other assets                                                                  87
   Investment property (Notes D and E):
      Land                                                     $ 621
      Buildings and related personal property                  10,016
                                                               10,637
      Less accumulated depreciation                            (6,369)        4,268

                                                                            $ 4,739
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 9
   Tenant security deposit liabilities                                          115
   Accrued property taxes                                                       262
   Other liabilities                                                            167
   Mortgage note payable (Note E)                                             5,227

Partners' Deficit
   General partner                                             $ (154)
   Limited partners (15,696 units issued and
      outstanding)                                               (887)       (1,041)

                                                                            $ 4,739


                   See Accompanying Notes to Financial Statements

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                              2002         2001
Revenues:
   Rental income                                             $ 1,786      $ 1,609
   Other income                                                  220          225
          Total revenues                                       2,006        1,834

Expenses:
   Operating                                                     573          666
   General and administrative                                    217          207
   Depreciation                                                  526          537
   Interest                                                      431          442
   Property taxes                                                267          229
          Total expenses                                       2,014        2,081

Net loss                                                      $ (8)       $ (247)

Net loss allocated to general partner (2%)                    $ --         $ (5)

Net loss allocated to limited partners (98%)                      (8)        (242)

                                                              $ (8)       $ (247)

Net loss per limited partnership unit                        $ (0.51)    $ (15.42)

Distributions per limited partnership unit                   $ 23.25      $ 44.40

                   See Accompanying Notes to Financial Statements

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            15,698        $ --      $15,698    $15,698

Partners' (deficit) capital at
  December 31, 2000                       15,698       $ (139)     $ 425      $ 286

Distributions paid to partners                --           (3)       (697)      (700)

Net loss for the year ended
  December 31, 2001                           --           (5)       (242)      (247)

Partners' deficit at
  December 31, 2001                       15,698         (147)       (514)      (661)

Abandoned units                               (2)          --          --         --

Distributions paid to partners                --           (7)       (365)      (372)

Net loss for the year ended
  December 31, 2002                           --            --         (8)        (8)

Partners' deficit at
  December 31, 2002                       15,696       $ (154)    $ (887)    $(1,041)

                   See Accompanying Notes to Financial Statements

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net loss                                                        $ (8)      $ (247)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                   526          537
     Amortization of loan costs                                       4            4
     Change in accounts:
      Receivables and deposits                                       20           (5)
      Other assets                                                    3            3
      Due from affiliates                                            --           57
      Accounts payable                                                3            1
      Tenant security deposit liabilities                           (13)           4
      Accrued property taxes                                         13         (262)
      Other liabilities                                              16          (49)
          Net cash provided by operating activities                 564           43

Cash flows from investing activities:
  Property improvements and replacements                           (105)         (77)
          Net cash used in investing activities                    (105)         (77)

Cash flows from financing activities:
  Distributions to partners                                        (372)        (700)
  Payments on mortgage note payable                                (128)        (117)
          Net cash used in financing activities                    (500)        (817)

Net decrease in cash and cash equivalents                           (41)        (851)

Cash and cash equivalents at beginning of year                      301        1,152

Cash and cash equivalents at end of year                         $ 260        $ 301

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 428        $ 474

                   See Accompanying Notes to Financial Statements

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2002


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

The Partnership's general partner is HCW General Partner, Ltd. (the "General Partner"). Its sole general partner is IH, Inc., (the "Managing General
Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Allocation of Profits, Gains, and Losses: The Partnership Agreement provides for net income or loss arising from Partnership operations other than sales or financings to be allocated 98% to the Limited Partners and 2% to the General Partner.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt. The Partnership's allocations for 2002 and 2001 have been made in accordance with these provisions.

Abandonment of Limited Partnership Units: Effective January 1, 2002, the number of limited partnership units decreased by two units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title and interest in the partnership as of the date of abandonment. The income or loss and distribution per other limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding during the year or 15,696 units for December 31, 2002 and 15,698 units for December 31, 2001.

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

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $250,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Loan Costs: At December 31, 2002, loan costs of approximately $86,000 are included in other assets in the accompanying balance sheet and are being amortized over the life of the loan and amortization expense is included in interest expense. Accumulated amortization of approximately $10,000 is included in other assets. Amortization expense is expected to be approximately $4,000 for each of the years 2003 through 2007.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expenses as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraisal value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the general partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $24,000 in 2002 compared to 2001.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, is approximately $5,683,000.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs for the investment property of approximately $27,000 and $58,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense as incurred.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Managing General Partner adopted SFAS 144. The adoption of which did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. Effective April 1, 2002, the Managing General Partner adopted SFAS 145. The adoption of which did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (loss) (in thousands, except per unit data):

                                         2002         2001

Net loss as reported                     $ (8)       $ (247)
Add (deduct)
  Depreciation differences                   70         109
  Other                                       6          --
  Unearned income                            85           2
  Federal taxable income (loss)          $ 153       $ (136)
Federal taxable income (loss) per
  limited partnership unit              $ 9.58      $ (8.49)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net  liabilities  as  reported                         $(1,041)
  Difference  in  basis  of  assets  and
liabilities:
  Investment properties at cost                            277
  Accumulated depreciation                                 970
  Syndication                                            1,708
  Other                                                    133

Net assets - tax basis                                 $ 2,047

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts for providing property management services. The Registrant paid to such affiliates approximately $100,000 and $94,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $92,000 and $98,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $71,000 and $70,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,608 limited partnership units (the "Units") in the Partnership representing 35.73% of the outstanding Units as of December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.
Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, he duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note D - Investment Property and Accumulated Depreciation

Investment Property

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                        Buildings        Net Cost
                                                       and Related      Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrance       Land       Property       Acquisition
                           (in thousands)                             (in thousands)
Lewis Park Apartments          $5,227        $ 621        $7,840          $2,176

             Gross Amount At Which Carried
                 At December 31, 2002
                    (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Date of     Date    Depreciable
Description    Land    Property    Total    Depreciation  ConstructionAcquired  Life-Years
                                           (in thousands)
Lewis Park    $ 621     $10,016   $10,637     $ 6,369        1972       11/86      5-40


Reconciliation of "Investment Property and Accumulated Depreciation":

                                                    Years Ended December 31,
                                                       2002          2001
                                                         (in thousands)
Investment Property
Balance at beginning of year                          $10,532      $10,455
  Property improvements                                   105           77
Balance at end of year                                $10,637      $10,532

Accumulated Depreciation
Balance at beginning of year                          $ 5,843      $ 5,306
  Additions charged to expense                            526          537
Balance at end of year                                $ 6,369      $ 5,843

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $10,914,000 and $10,809,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $5,399,000 and $4,943,000, respectively.

Note E - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

                     Principal      Monthly                        Principal
                     Balance At     Payment     Stated              Balance
                    December 31,   Including   Interest  Maturity    Due At
 Property               2002       Interest      Rate      Date     Maturity
                         (in thousands)                           (in thousands)
 Lewis Park
  Apartments
   1st mortgage         $5,227       $ 46       8.08%      09/20         $ --

The mortgage note payable is nonrecourse and secured by pledge of the Partnership's rental property and by pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2002, are as follows (in thousands):

                                   2003          $ 138
                                   2004             150
                                   2005             162
                                   2006             176
                                   2007             190
                                Thereafter        4,411
                                   Total         $5,227

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 27, 2002, the Registrant dismissed its prior Independent Auditors, KPMG LLP and retained as its new Independent Auditors, Ernst & Young LLP. KPMG's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 2001 and through June 27, 2002, there were no disagreements between the Registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of KPMG would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective June 27, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through June 27, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304(a) (2) (i) and (ii) of Regulation S-K.

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

     Name                   Age     Position

     Patrick J. Foye         45     Executive Vice President and Director

     Paul J. McAuliffe       46     Executive Vice President and Chief
                                    Financial Officer

     Thomas C. Novosel       44     Senior Vice President and Chief
                                    Accounting Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $35,000 and non-audit services (only tax-related) of approximately $9,000.

Item 10.    Executive Compensation

Neither the director nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2002, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

                   Entity                Number of Units    Percentage

     Cooper River Properties, LLC
       (an affiliate of AIMCO)                1,741           11.09%
     AIMCO Properties, L.P.
       (an affiliate of AIMCO)                3,790           24.15%
     Insignia Properties, L.P.
       (an affiliate of AIMCO)                   72            0.46%
     Liquidity Assistance, LLC
       (an affiliate of AIMCO)                    5            0.03%

Cooper River Properties, LLC, Insignia Properties, LP, and Liquidity Assistance, LLC are all indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts for providing property management services. The Registrant paid to such affiliates approximately $100,000 and $94,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $92,000 and $98,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $71,000 and $70,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,608 limited partnership units (the "Units") in the Partnership representing 35.73% of the outstanding Units as of December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner.
Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, he duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.


ITEM 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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


                              Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 31, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 31, 2003
Thomas C. Novosel             and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of HCW Pension Real Estate Fund Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive    Vice   President   of   IH,   Inc.,
                                equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of HCW Pension Real Estate Fund Limited Partnership;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

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

          3&4  Limited Partnership  Agreement  (Incorporated by reference to
               Registration   Statement  No.  2-91006  on  Form  S-11  filed  by
               Registrant).

          10.4 Multifamily  Note  dated  August 28,  2000,  by and  between  the
               Partnership and GMAC Commercial Mortgage Corporation, a California Corporation incorporated by reference to Exhibit 10.4 to the Partnership's Quarterly Report on Form 10-QSB for the period ended September 30, 2000.

          99.1 Certification of Chief Executive Officer and Chief Financial Officer (filed with Form 10-KSB for the period ended December 31,
               2002).

Exhibit 99.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 31, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 31, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.