Form 10QSB
period 2003-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2003-05-14
CIK 745538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-14578


                HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $  363
   Receivables and deposits                                                     130
   Other assets                                                                  88
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                  10,036
                                                              10,657
     Less accumulated depreciation                            (6,499)         4,158
                                                                            $ 4,739
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $   1
   Tenant security deposit liabilities                                          125
   Accrued property taxes                                                       332
   Other liabilities                                                             89
   Mortgage note payable                                                      5,194

Partners' Deficit
   General partner                                            $ (153)
   Limited partners (15,696 units issued and
     outstanding)                                               (849)        (1,002)
                                                                            $ 4,739


                   See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                              Three Months Ended
                                                                   March 31,
                                                               2003          2002
Revenues:
  Rental income                                              $ 493          $  480
  Other income                                                   24             30
     Total revenues                                             517            510

Expenses:
  Operating                                                     121            121
  General and administrative                                     51             49
  Depreciation                                                  130            132
  Property taxes                                                 70             63
  Interest expense                                              106            109
     Total expenses                                             478            474

Net income                                                    $ 39          $ 36

Net income allocated to general partner (2%)                  $ 1            $ 1
Net income allocated to limited partners (98%)                   38             35

                                                              $ 39          $ 36

Net income per limited partnership unit                      $ 2.42        $ 2.23

Distributions per limited partnership unit                    $ --         $ 2.48


                   See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' deficit at
   December 31, 2002                  15,696       $ (154)      $ (887)     $(1,041)

Net income for the three months
   ended March 31, 2003                   --            1           38           39

Partners' deficit at
   March 31, 2003                     15,696       $ (153)      $ (849)     $(1,002)



                   See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                     2003       2002
Cash flows from operating activities:
  Net income                                                        $  39        $  36
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                     130          132
     Amortization of loan costs                                         1            1
     Change in accounts:
      Receivables and deposits                                         (6)          (6)
      Other assets                                                     (2)         (18)
      Accounts payable                                                 (8)           3
      Tenant security deposit liabilities                              10            7
      Accrued property taxes                                           70           63
      Other liabilities                                               (78)         (61)
        Net cash provided by operating activities                     156          157

Cash flows used in investing activities:
  Property improvements and replacements                              (20)         (36)

Cash flows from financing activities:
  Distributions to partners                                            --          (40)
  Payments on mortgage note payable                                   (33)         (31)
        Net cash used in financing activities                         (33)         (71)

Net increase in cash and cash equivalents                             103           50

Cash and cash equivalents at beginning of period                      260          301

Cash and cash equivalents at end of period                         $ 363        $ 351

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 105        $ 108


                   See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $25,000 and $26,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of asset management fees and accountable administrative expenses amounting to approximately $39,000 and $37,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002 the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $17,000 and $21,000, respectively.

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

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property for the three months ended March 31, 2003 and 2002 was 91% and 87%, respectively. The Managing General Partner attributes the increase in occupancy to the implementation of a resident retention program and the restructuring of the property's leases to allow for lease terms to coincide with the local university school term as a large portion of the tenants are university students.

Results of Operations

The Partnership realized net income of approximately $39,000 for the three months ended March 31, 2003 compared to net income of approximately $36,000 for the three months ended March 31, 2002. The increase in net income is due to an increase in total revenues offset by an increase in total expenses.

Total revenues increased due primarily to an increase in rental income slightly offset by a decrease in other income. Rental income increased due to an increase in occupancy at Lewis Park Apartments as discussed above. Other income decreased due to a decrease in late charges and administrative charges billed to residents.

Total expenses increased for the three months ended March 31, 2003 due to an increase in property tax expense slightly offset by a decrease in interest expense. Property tax expense increased due to an understatement of the expense recognized at Lewis Park Apartments during the three months ended March 31, 2002, which was based on an estimate of the 2002 tax liability. Interest expense decreased due to scheduled principal payments made on the mortgage encumbering Lewis Park Apartments which reduced the average outstanding balance during the periods.

Included in general and administrative expense at both March 31, 2003 and 2002 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $363,000 compared to approximately $351,000 at March 31, 2002. Cash and cash equivalents increased approximately $103,000 from December 31, 2002, due to approximately $156,000 of cash provided by operating activities which was partially offset by approximately $20,000 and $33,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Lewis Park Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2003, the Partnership completed approximately $20,000 of capital improvements at Lewis Park, consisting primarily of floor covering replacements, furniture and fixtures, and cabinets. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $60,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, plumbing fixtures, appliances, air conditioning and furniture and fixtures. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,194,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2003 and 2002 (in thousands, except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2003        Unit        March 31, 2002        Unit

Operations               $ --             $ --             $ 40            $ 2.48

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt refinancing and/or a property sale. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,608 limited partnership units (the "Units") in the Partnership representing 35.73% of the outstanding units as of March 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               Exhibit  3.1, Limited  Partnership  Agreement,   incorporated  by
               reference to Registration Statement No. 2-91006 on Form S-11 filed by Registrant.

               Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the first quarter of 2003:

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


                                    Date: May 13, 2003

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


Date:  May 13, 2003

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


Date:  May 13, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 13, 2003


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 13, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.