Form 10QSB
period 2003-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2003-08-13
CIK 745538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended June 30, 2003


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003



Assets
   Cash and cash equivalents                                               $ 154
   Receivables and deposits                                                  138
   Other assets                                                              112
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                  10,057
                                                              10,678
     Less accumulated depreciation                            (6,629)      4,049
                                                                         $ 4,453
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                        $  25
   Tenant security deposit liabilities                                       124
   Accrued property taxes                                                    282
   Other liabilities                                                         103
   Mortgage note payable                                                   5,160

Partners' Deficit
   General partner                                            $ (158)
   Limited partners (15,696 units issued and
     outstanding)                                             (1,083)    (1,241)
                                                                        $ 4,453


                  See Accompanying Notes to Financial Statements

                 HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                     Three Months Ended           Six Months Ended
                                          June 30,                    June 30,
                                     2003          2002          2003          2002
Revenues:
  Rental income                      $ 441        $ 436         $ 934          $ 916
  Other income                           35           45            59             75
       Total revenues                   476          481           993            991

Expenses:
  Operating                             140          155           261            276
  General and administrative             53           54           104            103
  Depreciation                          130          135           260            267
  Interest                              106          107           212            216
  Property taxes                         71           62           141            125
       Total expenses                   500          513           978            987

       Net (loss) income             $ (24)       $ (32)         $ 15           $ 4

Net (loss) income allocated
  to general partner (2%)            $ (1)         $ (1)         $ --          $ --
Net (loss) income allocated
  to limited partners (98%)             (23)         (31)           15              4
                                     $ (24)       $ (32)         $ 15           $ 4

Net (loss) income per limited
  partnership unit                  $ (1.46)     $ (1.97)       $ 0.96        $ 0.25
Distributions per limited
  partnership unit                  $ 13.44       $ 5.61       $ 13.44        $ 8.09

                  See Accompanying Notes to Financial Statements


                 HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                     STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' deficit at
   December 31, 2002                  15,696       $ (154)      $ (887)     $(1,041)

Distributions paid to partners            --           (4)        (211)        (215)

Net income for the six months
   ended June 30, 2003                    --           --           15           15

Partners' deficit at
   June 30, 2003                      15,696       $ (158)     $(1,083)     $(1,241)

                  See Accompanying Notes to Financial Statements


                 HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                   2003       2002
Cash flows from operating activities:
  Net income                                                      $ 15         $ 4
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   260          267
     Amortization of loan costs                                       2            2
     Change in accounts:
      Receivables and deposits                                      (14)          16
      Other assets                                                  (27)         (11)
      Accounts payable                                               16            5
      Tenant security deposit liabilities                             9          (14)
      Accrued property taxes                                         20          126
      Other liabilities                                             (64)           2
        Net cash provided by operating activities                   217          397

Cash flows used in investing activities:
  Property improvements and replacements                            (41)         (42)

Cash flows from financing activities:
  Distributions to partners                                        (215)        (130)
  Payments on mortgage note payable                                 (67)         (63)
        Net cash used in financing activities                      (282)        (193)

Net (decrease) increase in cash and cash equivalents               (106)         162

Cash and cash equivalents at beginning of period                    260          301

Cash and cash equivalents at end of period                       $ 154        $ 463

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 210        $ 215


                  See Accompanying Notes to Financial Statements


                 HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately
$50,000 and $51,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of asset management fees and accountable administrative expenses amounting to approximately $76,000 and $79,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $17,000 and $21,000, respectively, for insurance coverage and fees associated with policy claims administration.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property for the six months ended June 30, 2003 and 2002 was 88% and 84%, respectively. The Managing General Partner attributes the increase in occupancy to the implementation of a resident retention program and the restructuring of the property's leases to allow for lease terms to coincide with the local university school term as a large portion of the tenants are university students.

Results of Operations

The Partnership recognized net income of approximately $15,000 for the six months ended June 30, 2003 compared to net income of approximately $4,000 for the six months ended June 30, 2002. The Partnership recognized a net loss of approximately $24,000 for the three months ended June 30, 2003 compared to a net loss of approximately $32,000 for the three months ended June 30, 2002. The increase in net income for the six months ended June 30, 2003 is due to an increase in total revenues and a decrease in total expenses. The decrease in net loss for the three months ended June 30, 2003 is due to a decrease in total expenses partially offset by a decrease in total revenues.

Total revenues increased for the six months ended June 30, 2003 due primarily to an increase in rental income slightly offset by a decrease in other income. Rental income increased due to an increase in occupancy at Lewis Park Apartments as discussed above. Other income decreased due to a decrease in late charges and administrative charges billed to residents. Total revenues for the three months ended June 30, 2003 decreased due to a decrease in other income partially offset by an increase in rental income as discussed above.

Total expenses decreased for the three and six months ended June 30, 2003 due to a decrease in operating and depreciation expenses slightly offset by an increase in property tax expense. Operating expenses decreased due to decreases in maintenance and administrative expenses slightly offset by increases in property expenses at Lewis Park Apartments. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated during the past twelve months. Property tax expense increased due to an increase in the tax rate for the comparable periods. Interest expense and general and administrative expense remained relatively consistent for the comparable periods.

Included in general and administrative expense at both June 30, 2003 and 2002 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $154,000 compared to approximately $463,000 at June 30, 2002. Cash and cash equivalents decreased approximately $106,000 from December 31, 2002, due to approximately $41,000 and $282,000 of cash used in investing and financing activities, respectively, partially offset by approximately $217,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments made on the mortgage encumbering Lewis Park Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2003, the Partnership completed approximately $41,000 of capital improvements at Lewis Park, consisting primarily of floor covering replacements, furniture and fixture upgrades, air conditioning unit replacements and exterior painting. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $50,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, plumbing fixtures and appliance upgrades, air conditioning unit replacements and furniture and fixture upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The Partnership's mortgage indebtedness of approximately $5,160,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2003         Unit        June 30, 2002         Unit

Operations              $ 215            $13.44           $ 130            $ 8.09

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt refinancing and/or a property sale. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.79% of the outstanding units as of June 30, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  3.1 Limited Partnership Agreement, incorporated by reference to Registration Statement No. 2-91006 on Form S-11 filed by Registrant.

                  31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the second quarter of 2003:

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President   of   IH,   Inc.,
                                    equivalent of the chief executive officer of
                                    the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                    /s/Paul J. McAuliffe
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of IH, Inc., equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.