Form 10QSB
period 2003-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2003-11-13
CIK 745538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003

Assets
   Cash and cash equivalents                                                 $ 181
   Receivables and deposits                                                     120
   Other assets                                                                 115
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                  10,080
                                                              10,701
     Less accumulated depreciation                            (6,754)         3,947
                                                                            $ 4,363
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 2
   Tenant security deposit liabilities                                          121
   Accrued property taxes                                                       197
   Other liabilities                                                            160
   Mortgage note payable                                                      5,125

Partners' Deficit
   General partner                                            $ (158)
   Limited partners (15,696 units issued and
     outstanding)                                             (1,084)        (1,242)
                                                                            $ 4,363


                   See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                     Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                     2003          2002          2003          2002
Revenues:
  Rental income                      $ 461        $ 429        $ 1,395        $ 1,345
  Other income                           66           53           125            128
       Total revenues                   527          482         1,520          1,473

Expenses:
  Operating                             215          180           476            456
  General and administrative             48           54           152            157
  Depreciation                          125          129           385            396
  Interest                              105          108           317            324
  Property taxes                         35           71           176            196
       Total expenses                   528          542         1,506          1,529

       Net (loss) income             $ (1)        $ (60)         $ 14          $ (56)

Net (loss) income allocated
  to general partner (2%)            $ --          $ (1)         $ --          $ (1)
Net (loss) income allocated
  to limited partners (98%)              (1)         (59)           14            (55)
                                     $ (1)        $ (60)         $ 14          $ (56)

Net (loss) income per limited
  partnership unit                  $ (0.07)     $ (3.76)       $ 0.89        $ (3.50)
Distributions per limited
  partnership unit                   $ --         $ 7.13       $ 13.44        $ 15.22

                   See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' deficit at
   December 31, 2002                  15,696       $ (154)      $ (887)     $(1,041)

Distributions paid to partners            --           (4)        (211)        (215)

Net income for the nine months
   ended September 30, 2003               --           --           14           14

Partners' deficit at
   September 30, 2003                 15,696       $ (158)     $(1,084)     $(1,242)

                   See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net income (loss)                                               $ 14        $ (56)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                   385          396
     Amortization of loan costs                                       3            3
     Change in accounts:
      Receivables and deposits                                        4           11
      Other assets                                                  (31)          (5)
      Accounts payable                                               (7)          (5)
      Tenant security deposit liabilities                             6          (15)
      Accrued property taxes                                        (65)         (58)
      Other liabilities                                              (7)          (9)
        Net cash provided by operating activities                   302          262

Cash flows used in investing activities:
  Property improvements and replacements                            (64)        (100)

Cash flows from financing activities:
  Distributions to partners                                        (215)        (244)
  Payments on mortgage note payable                                (102)         (95)
        Net cash used in financing activities                      (317)        (339)

Net decrease in cash and cash equivalents                           (79)        (177)

Cash and cash equivalents at beginning of period                    260          301

Cash and cash equivalents at end of period                       $ 181        $ 124

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 314        $ 322

                   See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $74,000 and $73,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of asset management fees and accountable administrative expenses amounting to approximately $115,000 and $121,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $17,000 and $21,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property for the nine months ended September 30, 2003 and 2002 was 87% and 82%, respectively. The
Managing General Partner attributes the increase in occupancy to the implementation of a resident retention program and the restructuring of the property's leases to allow for lease terms to coincide with the local university school term as a large portion of the tenants are university students.

Results of Operations

The Partnership recognized net income of approximately $14,000 for the nine months ended September 30, 2003 compared to a net loss of approximately $56,000 for the nine months ended September 30, 2002. The Partnership recognized a net loss of approximately $1,000 for the three months ended September 30, 2003 compared to a net loss of approximately $60,000 for the three months ended
September  30,  2002.  The  increase  in net  income for the nine  months  ended
September 30, 2003 and the decrease in net loss for the three months ended September 30, 2003 are both due to an increase in total revenues and a decrease in total expenses.

Total revenues increased for the three and nine months ended September 30, 2003 due primarily to an increase in rental income. Rental income increased due to an increase in occupancy at Lewis Park Apartments as discussed above. The increase in total revenues for the three months ended September 30, 2003 is also due to an increase in other income attributable to increases in parking fees and non-refundable administration fees at Lewis Park Apartments.

Total expenses decreased for the three and nine months ended September 30, 2003 due to decreases in general and administrative, depreciation, interest and property tax expenses partially offset by an increase in operating expense. General and administrative expense decreased due to a decrease in accountable administrative expense reimbursements partially offset by an increase in asset management fees, both of which are allowed under the Partnership Agreement and paid to affiliates of the Managing General Partner. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated during the past twelve months. Interest expense decreased due to scheduled principal payments made on the mortgage encumbering Lewis Park Apartments which reduced the average outstanding balance during the period. The decrease in property tax expense is a result of the tax bill for the 2002 tax year which is paid during the third quarter of 2003 being lower than had been estimated for the Partnership's sole investment property. Previous information received by the Partnership had indicated that there was to be a revision to the property's tax assessment and tax rate which would have resulted in an increase in the taxes owed for both the 2002 and 2003 tax periods. Upon receipt and payment of the 2002 tax bill in the third quarter of 2003, the Partnership revised its estimate of its 2003 liability which resulted in a decrease in property tax expense for the three and nine months ended September 30, 2003. Operating expense increased primarily due to an increase in contract cleaning and yard and grounds work at Lewis Park Apartments.

Included in general and administrative expense at both September 30, 2003 and 2002 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $181,000 compared to approximately $124,000 at September 30, 2002. Cash and cash equivalents decreased approximately $79,000 from December 31, 2002, due to approximately $64,000 and $317,000 of cash used in investing and financing activities, respectively, partially offset by approximately $302,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of distributions paid to the partners and principal payments made on the mortgage encumbering Lewis Park Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2003, the Partnership completed approximately $64,000 of capital improvements at Lewis Park, consisting primarily of floor covering replacements, furniture and fixture upgrades, air conditioning unit replacements and exterior painting. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $30,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, plumbing fixtures and appliance upgrades, air conditioning unit replacements and furniture and fixture upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $5,125,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                     Per Limited                          Per Limited
                 Nine Months Ended   Partnership     Nine Months Ended    Partnership
                September 30, 2003       Unit       September 30, 2002       Unit

Operations             $ 215            $13.44             $ 244            $15.22

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.79% of the outstanding units as of September 30, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment of the Partnership's asset.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.


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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.