Form 10KSB
period 2003-12-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2004-03-29
CIK 745538

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934


                    For the fiscal year ended December 31, 2003


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

State issuer's revenues for its most recent fiscal year.  $2,114,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.



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

The Registrant is engaged in the business of operating and holding real estate properties for investment. From 1984 through 1986, during its acquisition phase, the Registrant acquired one existing apartment and one existing commercial property. At December 31, 2003, the Partnership continues to operate the apartment complex (see "Item 2. Description of Property").

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

                           Gross
                         Carrying   Accumulated   Depreciable              Federal
Property                   Value   Depreciation      Life      Method     Tax Basis
                             (in thousands)                             (in thousands)

Lewis Park Apartments     $10,710     $ 6,879      5-40 yrs      S/L       $ 5,126

See  "Item  7.  Financial   Statements,   Note  A"  for  a  description  of  the
Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Registrant's property.

                            Principal                                         Principal
                           Balance At      Stated                              Balance
                          December 31,    Interest    Period     Maturity       Due At
Property                      2003          Rate     Amortized     Date      Maturity (1)
                        (in thousands)                                      (in thousands)

Lewis Park Apartments
  1st mortgage               $5,089         8.08%     20 yrs      09/20          $ --

(1) See "Item 7. Financial Statements - Note E" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2003 and 2002 for the property:

                                         Average Annual           Average Annual
                                          Rental Rate                Occupancy
                                           (per unit)
Property                               2003          2002         2003      2002

Lewis Park Apartments                 $8,356        $8,275        90%       86%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for the property were:

                                                2003            2003
                                               Billing          Rate
                                           (in thousands)

       Lewis Park Apartments                    $ 240           8.65%

Capital Improvements

The Partnership completed approximately $73,000 in capital expenditures at Lewis Park Apartments, consisting primarily of floor covering replacements, furniture and fixture upgrades, air conditioning unit and appliance replacements and exterior building painting. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $148,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital improvements planned for the year 2004 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

Item 3.     Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,698 limited partnership units aggregating $15,698,000. The Partnership currently has 1,016 holders of record owning an aggregate of 15,696 Units. Affiliates of the Managing General Partner owned 5,618 units or 35.79% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                      Per Limited                        Per Limited
                     Year Ended       Partnership       Year Ended       Partnership
                  December 31, 2003       Unit       December 31, 2002       Unit

Operations              $ 375            $23.38            $ 372            $23.25

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.79% of the outstanding Units as of December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership recognized net income of approximately $116,000 for the year ended December 31, 2003 compared to a net loss of approximately $8,000 for the year ended December 31, 2002. The increase in net income was attributable to an increase in total revenues and a decrease in total expenses.

Total revenues increased for the year ended December 31, 2003 due to an increase in rental income primarily due to an increase in occupancy and the average rental rate at the Partnership's investment property. This increase was partially offset by a decrease in other income primarily due to decreases in late charges, deposit forfeitures and student housing fees.

Total expenses decreased for the year ended December 31, 2003 due to a decrease in depreciation, interest and property tax expenses partially offset by an increase in operating and general and administrative expenses. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated during the past twelve months. Interest expense decreased due to scheduled principal payments made on the mortgage encumbering Lewis Park Apartments which reduced the average outstanding balance during the period. The decrease in property tax expense is a result of the tax bill for the 2002 tax year which was paid during the third quarter of 2003 being lower than had been estimated for the Partnership's sole investment property. Previous information received by the Partnership had indicated that there was to be a revision to the property's tax assessment and tax rate which would have resulted in an increase in the taxes owed for both the 2002 and 2003 tax periods. Upon receipt and payment of the 2002 tax bill in the third quarter of 2003, the Partnership revised its estimate of its 2003 liability which resulted in a decrease in property tax expense for the year ended December 31, 2003. Operating expense increased primarily due to an increase in contract cleaning, yards and grounds work and a decrease in the capitalization of certain direct and indirect project costs, primarily payroll related costs at Lewis Park Apartments.

General and administrative expense increased due to an increase in accountable reimbursements paid to an affiliate of the Managing General Partner in accordance with the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $302,000 compared to approximately $260,000 at December 31, 2002, an increase of approximately $42,000. The increase is due to approximately $628,000 of cash provided by operating activities which was partially offset by approximately $513,000 and $73,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $148,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $5,089,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                      Per Limited                        Per Limited
                     Year Ended       Partnership       Year Ended       Partnership
                  December 31, 2003       Unit       December 31, 2002       Unit

Operations              $ 375            $23.38            $ 372            $23.25

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt refinancing and/or a property sale. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.79% of the outstanding units as of December 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that are included, but not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's asset.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Independent Auditors' Report - Ernst & Young LLP

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' Deficit - Years ended
      December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT



The Partners
HCW Pension Real Estate Fund Limited Partnership


We have audited the accompanying balance sheet of HCW Pension Real Estate Fund Limited Partnership, as of December 31, 2003, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HCW Pension Real Estate Fund Limited Partnership as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                           /s/Ernst & Young LLP


Greenville, South Carolina
February 27, 2004

                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                                 $ 302
   Receivables and deposits                                                     133
   Other assets                                                                  96
   Investment property (Notes D and E):
      Land                                                     $ 621
      Buildings and related personal property                  10,089
                                                               10,710
      Less accumulated depreciation                            (6,879)        3,831

                                                                            $ 4,362
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 2
   Tenant security deposit liabilities                                          126
   Accrued property taxes                                                       255
   Other liabilities                                                            190
   Mortgage note payable (Note E)                                             5,089

Partners' Deficit
   General partner                                             $ (160)
   Limited partners (15,696 units issued and
      outstanding)                                             (1,140)       (1,300)

                                                                            $ 4,362

                 See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                             Years Ended December 31,
                                                                2003          2002
Revenues:
   Rental income                                              $ 1,968        $ 1,786
   Other income                                                   146            220
          Total revenues                                        2,114          2,006

Expenses:
   Operating                                                      594            573
   General and administrative                                     240            217
   Depreciation                                                   510            526
   Interest                                                       421            431
   Property taxes                                                 233            267
          Total expenses                                        1,998          2,014

Net income (loss) (Note B)                                     $ 116          $ (8)

Net income (loss) allocated to general partner (2%)             $ 2           $ --

Net income (loss) allocated to limited partners (98%)             114             (8)

                                                               $ 116          $ (8)

Net income (loss) per limited partnership unit                 $ 7.26        $ (0.51)

Distributions per limited partnership unit                    $ 23.38        $ 23.25


                 See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            15,698        $ --      $15,698    $15,698

Partners' deficit at
  December 31, 2001                       15,698       $ (147)    $ (514)     $ (661)

Abandoned units                               (2)          --          --         --

Distributions paid to partners                --           (7)       (365)      (372)

Net loss for the year ended
  December 31, 2002                           --           --          (8)        (8)

Partners' deficit at
  December 31, 2002                       15,696         (154)       (887)    (1,041)

Distributions paid to partners                --           (8)       (367)      (375)

Net income for the year ended
  December 31, 2003                           --            2         114        116

Partners' deficit at
  December 31, 2003                       15,696       $ (160)    $(1,140)   $(1,300)


                 See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                  2003        2002
Cash flows from operating activities:
  Net income (loss)                                              $ 116        $ (8)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                                   510          526
     Amortization of loan costs                                       4            4
     Change in accounts:
      Receivables and deposits                                       (9)          20
      Other assets                                                  (13)           3
      Accounts payable                                               (7)           3
      Tenant security deposit liabilities                            11          (13)
      Accrued property taxes                                         (7)          13
      Other liabilities                                              23           16
          Net cash provided by operating activities                 628          564

Cash used in investing activities:
  Property improvements and replacements                            (73)        (105)

Cash flows from financing activities:
  Distributions to partners                                        (375)        (372)
  Payments on mortgage note payable                                (138)        (128)
          Net cash used in financing activities                    (513)        (500)

Net increase (decrease) in cash and cash equivalents                 42          (41)

Cash and cash equivalents at beginning of year                      260          301

Cash and cash equivalents at end of year                         $ 302        $ 260

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 417        $ 428


                 See Accompanying Notes to Financial Statements


                  HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2003


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

Distributions of cash from sales and refinancings or from working capital reserves are made in the following order:

(a) First to the Limited Partners in an amount equal to their adjusted capital contributions; then,

(b) to the Limited Partners in an amount equal to a 12% cumulative noncompounded annual return on their average adjusted capital contribution for Partners who invested on or before March 1, 1985, and 10% to all others; then,

(c) 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received, in addition to amounts received pursuant to (a) and (b), an amount equal to a 2% cumulative, noncompounded annual return on their average adjusted capital contributions; then,

(d)   thereafter, 85% to the Limited Partners and 15% to the General Partner.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt. The Partnership's allocations for 2003 and 2002 have been made in accordance with these provisions.

Abandonment of Limited Partnership Units: Effective January 1, 2002, the number of limited partnership units decreased by two units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title and interest in the partnership as of the date of abandonment. The income or loss and distribution per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding during the year or 15,696 units for both December 31, 2003 and 2002.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years, and (2) personal property additions over 5 years, and (3) land improvements over 15 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $289,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Loan Costs: At December 31, 2003, loan costs of approximately $86,000 are included in other assets in the accompanying balance sheet and are being amortized over the life of the loan and amortization expense is included in interest expense. Accumulated amortization of approximately $15,000 is included in other assets. Amortization expense is expected to be approximately $4,000 for each of the years 2004 through 2008.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income attributable to leases monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraisal value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, is approximately $5,818,000.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs for the investment property of approximately $29,000 and $27,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense as incurred.

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

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands, except per unit data):

                                          2003          2002

Net income (loss) as reported            $ 116          $ (8)
Add (deduct)
  Depreciation differences                   48            70
  Other                                      12             6
  Unearned income                            41            85
Federal taxable income                   $ 217         $ 153
Federal taxable income per
  limited partnership unit               $13.57        $ 9.58

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net  liabilities  as  reported                         $(1,300)
Difference in basis of assets and liabilities:
  Investment properties at cost                            277
  Accumulated depreciation                               1,018
  Syndication                                            1,708
  Other                                                    186

Net assets - tax basis                                 $ 1,889

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $104,000 and $100,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of asset management fees and accountable administrative expenses amounting to approximately $191,000 and $163,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. At December 31, 2003 approximately $36,000 was owed and is included in other liabilities.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $17,000 and $21,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.79% of the outstanding units as of December 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that are included, but not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note D - Investment Property and Accumulated Depreciation

Investment Property
                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                        Buildings        Net Cost
                                                       and Related      Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrance       Land       Property       Acquisition
                           (in thousands)                             (in thousands)

Lewis Park Apartments          $5,089        $ 621        $7,840          $2,249


             Gross Amount At Which Carried
                 At December 31, 2003
                    (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Date of      Date    Depreciable
Description    Land    Property    Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Lewis Park    $ 621     $10,089   $10,710     $ 6,879        1972       11/86      5-40

Reconciliation of "Investment Property and Accumulated Depreciation":

                                                    Years Ended December 31,
                                                       2003          2002
                                                         (in thousands)
Investment Property
Balance at beginning of year                          $10,637      $10,532
  Property improvements                                    73          105
Balance at end of year                                $10,710      $10,637

Accumulated Depreciation
Balance at beginning of year                          $ 6,369      $ 5,843
  Additions charged to expense                            510          526
Balance at end of year                                $ 6,879      $ 6,369

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $10,987,000 and $10,914,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $5,861,000 and $5,399,000, respectively.

Note E - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

                     Principal      Monthly                           Principal
                     Balance At     Payment     Stated                 Balance
                    December 31,   Including   Interest  Maturity       Due At
 Property               2003       Interest      Rate      Date        Maturity
                         (in thousands)                           (in thousands)
 Lewis Park
   Apartments
   1st mortgage         $5,089       $ 46       8.08%      09/20         $ --

The mortgage note payable is nonrecourse and secured by pledge of the Partnership's rental property and by pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2003, are as follows (in thousands):

                                   2004          $ 150
                                   2005             162
                                   2006             176
                                   2007             190
                                   2008             206
                                Thereafter        4,205
                                   Total         $5,089

Note F - Legal Proceedings

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The names and ages of, as well as the position and offices held by the directors and officers of IH, Inc. (the "Managing General Partner") the general partner of the Partnership's general partner, HCW General Partner, Ltd. are set forth below. There are no family relationships between or among any officers or directors.

     Name                     Age   Position

     Peter K. Kompaniez       59    Director
     Martha L. Long           44    Director and Senior Vice President
     Harry G. Alcock          41    Executive Vice President
     Miles Cortez             60    Executive Vice President, General Counsel
                                      and Secretary
     Patti K. Fielding        40    Executive Vice President
     Paul J. McAuliffe        47    Executive Vice President and Chief
                                      Financial Officer
     Thomas M. Herzog         41    Senior Vice President and Chief Accounting
                                      Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant, during the years ended December 31, 2003 and 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2003, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2003.

                   Entity                Number of Units    Percentage

     Cooper River Properties, LLC
       (an affiliate of AIMCO)                1,741           11.09%
     AIMCO Properties, L.P.
       (an affiliate of AIMCO)                3,800           24.21%
     AIMCO IPLP, L.P.
       (an affiliate of AIMCO)                   72            0.46%
     Liquidity Assistance, LLC
       (an affiliate of AIMCO)                    5            0.03%

Cooper River Properties, LLC, AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.), and Liquidity Assistance, LLC are all indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $104,000 and $100,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of asset management fees and accountable administrative expenses amounting to approximately $191,000 and $163,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. At December 31, 2003 approximately $36,000 was owed and is included in other liabilities.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $17,000 and $21,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.79% of the outstanding units as of December 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that are included, but not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

       (b)  Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $32,000 and $33,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $6,000 and $10,000, respectively.

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


                              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP


                              By:   HCW General Partner, Ltd.,
                                    General Partner


                              By:   IH, Inc.,
                                    Managing General Partner


                              By:   /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President


                             By:    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President
                                    and Chief Accounting Officer


                              Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M Herzog            Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                /s/Martha L. Long
                                 Martha L. Long
                                Senior Vice  President of IH,  Inc.,  equivalent
                                of   the   chief   executive   officer   of  the
                                Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M Herzog, certify that:


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

Date:  March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M Herzog
                                    Senior Vice President and Chief Accounting
                                    Officer of IH, Inc., equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.