Form 10QSB
period 2004-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2004-05-13
CIK 745538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                 $ 396
   Receivables and deposits                                                     144
   Other assets                                                                 116
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                  10,102
                                                             10,723
     Less accumulated depreciation                            (7,003)         3,720
                                                                            $ 4,376
Liabilities and Partners' Deficit
Liabilities
   Tenant security deposit liabilities                                       $ 137
   Accrued property taxes                                                       319
   Other liabilities                                                            177
   Mortgage note payable                                                      5,053

Partners' Deficit
   General partner                                            $ (161)
   Limited partners (15,696 units issued and
     outstanding)                                             (1,149)        (1,310)
                                                                            $ 4,376


               See Accompanying Notes to Financial Statements

              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                              Three Months Ended
                                                                  March 31,
                                                              2004          2003
Revenues:
  Rental income                                              $ 577          $ 493
  Other income                                                   20             24
     Total revenues                                             597            517

Expenses:
  Operating                                                     123            121
  General and administrative                                     56             51
  Depreciation                                                  124            130
  Property taxes                                                 66             70
  Interest expense                                              103            106
     Total expenses                                             472            478

Net income                                                   $ 125          $ 39

Net income allocated to general partner (2%)                  $ 2            $ 1
Net income allocated to limited partners (98%)                  123             38

                                                             $ 125          $ 39

Net income per limited partnership unit                      $ 7.84        $ 2.42

Distributions per limited partnership unit                   $ 8.41         $ --


               See Accompanying Notes to Financial Statements

              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                 STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' deficit at
   December 31, 2003                  15,696       $ (160)     $(1,140)     $(1,300)

Distributions paid to partners            --           (3)        (132)        (135)

Net income for the three months
   ended March 31, 2004                   --            2          123          125

Partners' deficit at
   March 31, 2004                     15,696       $ (161)     $(1,149)     $(1,310)



               See Accompanying Notes to Financial Statements

              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                     2004      2003
Cash flows from operating activities:
  Net income                                                       $ 125        $ 39
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                     124          130
     Amortization of loan costs                                         1            1
     Change in accounts:
      Receivables and deposits                                        (11)          (6)
      Other assets                                                    (21)          (2)
      Accounts payable                                                 (2)          (8)
      Tenant security deposit liabilities                              11           10
      Accrued property taxes                                           64           70
      Other liabilities                                               (13)         (78)
        Net cash provided by operating activities                     278          156

Cash flows used in investing activities:
  Property improvements and replacements                              (13)         (20)

Cash flows from financing activities:
  Distributions to partners                                          (135)          --
  Payments on mortgage note payable                                   (36)         (33)
        Net cash used in financing activities                        (171)         (33)

Net increase in cash and cash equivalents                              94          103

Cash and cash equivalents at beginning of period                      302          260

Cash and cash equivalents at end of period                         $ 396        $ 363

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 103        $ 105

               See Accompanying Notes to Financial Statements

              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $30,000 and $25,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership asset management fees and reimbursement of accountable administrative expenses amounting to approximately $47,000 and $39,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses. At March 31, 2004 approximately $23,000 was owed and is included in other liabilities.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $11,000. The Partnership was charged approximately $17,000 for 2003.

Note C - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property for the three months ended March 31, 2004 and 2003 was 99% and 91%, respectively. The Managing General Partner attributes the increase in occupancy to the implementation of a resident retention program and the restructuring of the property's leases to allow for lease terms to coincide with the local university school term as a large portion of the tenants are university students.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership realized net income of approximately $125,000 for the three months ended March 31, 2004 compared to net income of approximately $39,000 for the three months ended March 31, 2003. The increase in net income is due to an increase in total revenues and a slight decrease in total expenses.

Total revenues increased primarily due to an increase in rental income slightly offset by a decrease in other income. Rental income increased due to an increase in occupancy at Lewis Park Apartments as discussed above. This increase was partially offset by a decrease in other income primarily due to a decrease in late charges and administrative charges billed to residents.

Total expenses decreased for the three months ended March 31, 2004 due to a decrease in depreciation, interest and property tax expenses partially offset by an increase in general and administrative expenses. Operating expense remained relatively constant for the comparable periods. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated during the past twelve months. Interest expense decreased due to scheduled principal payments made on the mortgage encumbering Lewis Park Apartments which reduced the average outstanding balance during the period. The decrease in property tax expense is a result of the tax bill for the 2002 tax year which was received and paid during the third quarter of 2003 being lower than had been estimated for the Partnership's sole investment property. Previous information received by the Partnership had indicated that there was to be a revision to the property's tax assessment and tax rate which would have resulted in an increase in the taxes owed for both the 2002 and 2003 tax periods. Upon receipt and payment of the 2002 tax bill in the third quarter of 2003, the Partnership revised its estimate of its 2003 liability which resulted in a decrease in property tax expense for the year ended December 31, 2003. The Partnership has based its estimate of the 2004 property expense upon the actual bill received during the 2003 calendar year.

General and administrative expenses increased due to an increase in accountable reimbursements paid to an affiliate of the Managing General Partner in accordance with the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $396,000 compared to approximately $363,000 at March 31, 2003. Cash and cash equivalents increased approximately $94,000 from December 31, 2003. The increase is due to approximately $278,000 of cash provided by operating activities which was partially offset by approximately $171,000 and $13,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments made on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2004, the Partnership completed approximately $13,000 of capital improvements at Lewis Park, consisting primarily of the addition of office computers and water heater and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to expend an additional $135,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $5,053,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2004        Unit        March 31, 2003        Unit

Operations              $ 135            $ 8.41            $ --             $ --

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt refinancing and/or a property sale. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.79% of the outstanding units as of March 31, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that are included, but not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3.1, Limited Partnership Agreement, incorporated by reference to Registration Statement No. 2-91006 on Form S-11 filed by Registrant.

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                               Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.