Form 10QSB
period 2004-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2004-08-13
CIK 745538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $ 349
   Receivables and deposits                                                     134
   Other assets                                                                 114
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                  10,123
                                                              10,744
     Less accumulated depreciation                            (7,124)         3,620
                                                                            $ 4,217
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 23
   Tenant security deposit liabilities                                          116
   Accrued property taxes                                                       383
   Other liabilities                                                            115
   Mortgage note payable                                                      5,016

Partners' Deficit
   General partner                                            $ (163)
   Limited partners (15,696 units issued and
     outstanding)                                             (1,273)        (1,436)
                                                                            $ 4,217


               See Accompanying Notes to Financial Statements


              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                        Three Months Ended            Six Months Ended
                                             June 30,                     June 30,
                                         2004          2003          2004          2003
Revenues:
  Rental income                         $ 482         $ 441        $ 1,059         $ 934
  Other income                              39            35            59             59
       Total revenues                      521           476         1,118            993

Expenses:
  Operating                                169           140           292            261
  General and administrative                50            53           106            104
  Depreciation                             121           130           245            260
  Interest                                 103           106           206            212
  Property taxes                            64            71           130            141
       Total expenses                      507           500           979            978

Net income (loss)                        $ 14         $ (24)        $ 139          $ 15

Net income (loss) allocated to
  general partner (2%)                   $ 1           $ (1)         $ 3           $ --
Net income (loss) allocated to
  limited partners (98%)                    13           (23)          136             15

                                         $ 14         $ (24)        $ 139          $ 15

Net income (loss) per limited
  partnership unit                      $ 0.82       $ (1.46)       $ 8.66        $ 0.96

Distributions per limited
  partnership unit                      $ 8.73       $ 13.44       $ 17.14        $ 13.44

               See Accompanying Notes to Financial Statements


              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                 STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' deficit at
   December 31, 2003                  15,696       $ (160)     $(1,140)     $(1,300)

Distributions paid to partners            --           (6)        (269)        (275)

Net income for the six months
   ended June 30, 2004                    --            3          136          139

Partners' deficit at
   June 30, 2004                      15,696       $ (163)     $(1,273)     $(1,436)


               See Accompanying Notes to Financial Statements


              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2004         2003
Cash flows from operating activities:
  Net income                                                     $ 139        $ 15
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   245          260
     Amortization of loan costs                                       2            2
     Change in accounts:
      Receivables and deposits                                       (1)         (14)
      Other assets                                                  (20)         (27)
      Accounts payable                                               21           16
      Tenant security deposit liabilities                           (10)           9
      Accrued property taxes                                        128           20
      Other liabilities                                             (75)         (64)
        Net cash provided by operating activities                   429          217

Cash flows used in investing activities:
  Property improvements and replacements                            (34)         (41)

Cash flows from financing activities:
  Distributions to partners                                        (275)        (215)
  Payments on mortgage note payable                                 (73)         (67)
        Net cash used in financing activities                      (348)        (282)

Net increase (decrease) in cash and cash equivalents                 47         (106)

Cash and cash equivalents at beginning of period                    302          260

Cash and cash equivalents at end of period                       $ 349        $ 154

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 204        $ 210

               See Accompanying Notes to Financial Statements


              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately
$57,000 and $50,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership asset management fees and reimbursement of accountable administrative expenses amounting to approximately $84,000 and $76,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $11,000 and $17,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property for the six months ended June 30, 2004 and 2003 was 92% and 88%, respectively. The Managing General Partner attributes the increase in occupancy to the implementation of a resident retention program and the restructuring of the property's leases to allow for lease terms to coincide with the local university school term as a large portion of the tenants are university students.

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

Results of Operations

The Partnership realized net income of approximately $139,000 for the six months ended June 30, 2004 compared to net income of approximately $15,000 for the six months ended June 30, 2003. The Partnership realized net income of approximately $14,000 for the three months ended June 30, 2004 compared to a net loss of approximately $24,000 for the three months ended June 30, 2003. The increase in net income for both the three and six months ended June 30, 2004 is due to an increase in total revenues partially offset by a slight increase in total expenses.

Total revenues increased primarily due to an increase in rental income. Rental income increased due to an increase in occupancy at Lewis Park Apartments as discussed above and an increase in average rental rates. Other income remained relatively constant for the comparable periods.

The increase in total expenses is due to an increase in operating expense slightly offset by a decrease in interest, depreciation and property tax expenses. General and administrative expense remained relatively constant for the comparable periods. Operating expense increased primarily due to increases in the property management fee at the Partnership's investment property as a result of the increase in rental income, contract services at the property, leasing payroll costs and related benefits. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering the Partnership's investment property, which has reduced the average outstanding balance over the past twelve months. Depreciation expense decreased due to some property improvements and replacements becoming fully depreciated during the past twelve months. The decrease in property tax expense is a result of the tax bill for the 2002 tax year which was received and paid during the third quarter of 2003 being lower than had been estimated for the Partnership's sole investment property. Previous information received by the Partnership had indicated that there was to be a revision to the property's tax assessment and tax rate which would have resulted in an increase in the taxes owed for both the 2002 and 2003 tax periods. Upon receipt and payment of the 2002 tax bill in the third quarter of 2003, the Partnership revised its estimate of its 2003 liability which resulted in a decrease in property tax expense for the year ended December 31, 2003. The Partnership has based its estimate of the 2004 property expense upon the actual bill received during the 2003 calendar year.

Included in general and administrative expenses for the three and six months ended June 30, 2004 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $349,000 compared to approximately $154,000 at June 30, 2003. Cash and cash equivalents increased approximately $47,000 from December 31, 2003. The increase is due to approximately $429,000 of cash provided by operating activities which was partially offset by approximately $348,000 and $34,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments made on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property is detailed below.

During the six months ended June 30, 2004, the Partnership completed approximately $34,000 of capital improvements at Lewis Park Apartments, consisting primarily of air conditioners, cabinets, water heater and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to expend an additional $114,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $5,016,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2004         Unit        June 30, 2003         Unit

Operations              $ 275            $17.14           $ 215            $13.44

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.79% of the outstanding units as of June 30, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP


                              By:   HCW General Partner, Ltd.,
                                    General Partner


                              By:   IH, Inc.,
                                    Managing General Partner


                              By:   /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President


                              By:   /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President


                              Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice   President  of  IH,  Inc.,
                                    equivalent   of  the   chief   executive
                                    officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of IH, Inc., equivalent
                                    of the chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.