Form 10QSB
period 2004-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2004-11-12
CIK 745538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                 $ 495
   Receivables and deposits                                                     116
   Other assets                                                                 144
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                  10,161
                                                              10,782
     Less accumulated depreciation                            (7,242)         3,540
                                                                            $ 4,295
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 4
   Tenant security deposit liabilities                                          109
   Accrued property taxes                                                       427
   Other liabilities                                                            221
   Mortgage note payable                                                      4,978

Partners' Deficit
   General partner                                            $ (163)
   Limited partners (15,696 units issued and
     outstanding)                                             (1,281)        (1,444)
                                                                            $ 4,295

                See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                     Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                     2004          2003          2004          2003
Revenues:
  Rental income                      $ 449        $ 461        $ 1,508        $ 1,395
  Other income                           63           66           122            125
       Total revenues                   512          527         1,630          1,520

Expenses:
  Operating                             207          215           499            476
  General and administrative             48           48           154            152
  Depreciation                          118          125           363            385
  Interest                              102          105           308            317
  Property taxes                         45           35           175            176
       Total expenses                   520          528         1,499          1,506

Net (loss) income                    $ (8)         $ (1)        $ 131          $ 14

Net (loss) income allocated
  to general partner (2%)            $ --          $ --          $ 3           $ --
Net (loss) income allocated
  to limited partners (98%)              (8)          (1)          128             14
                                     $ (8)         $ (1)        $ 131          $ 14

Net (loss) income per limited
  partnership unit                  $ (.51)      $ (0.07)       $ 8.15        $ 0.89

Distributions per limited
  partnership unit                   $ --          $ --        $ 17.14        $ 13.44

                See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' deficit at
   December 31, 2003                  15,696       $ (160)     $(1,140)     $(1,300)

Distributions paid to partners            --           (6)        (269)        (275)

Net income for the nine months
   ended September 30, 2004               --            3          128          131

Partners' deficit at
   September 30, 2004                 15,696       $ (163)     $(1,281)     $(1,444)

                See Accompanying Notes to Financial Statements


               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2004       2003
Cash flows from operating activities:
  Net income                                                     $ 131        $ 14
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   363          385
     Amortization of loan costs                                       3            3
     Change in accounts:
      Receivables and deposits                                       17            4
      Other assets                                                  (51)         (31)
      Accounts payable                                                2           (7)
      Tenant security deposit liabilities                           (17)           6
      Accrued property taxes                                        172          (65)
      Other liabilities                                              31           (7)
        Net cash provided by operating activities                   651          302

Cash flows used in investing activities:
  Property improvements and replacements                            (72)         (64)

Cash flows from financing activities:
  Distributions to partners                                        (275)        (215)
  Payments on mortgage note payable                                (111)        (102)
        Net cash used in financing activities                      (386)        (317)

Net increase (decrease) in cash and cash equivalents                193          (79)

Cash and cash equivalents at beginning of period                    302          260

Cash and cash equivalents at end of period                       $ 495        $ 181

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 305        $ 314

                See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's residential property for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $74,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner received payments of asset management fees and reimbursement of accountable administrative expenses amounting to approximately $126,000 and $115,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $22,000 and $17,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex located in Carbondale, Illinois. The average occupancy of the property for the nine months ended September 30, 2004 and 2003 was 88% and 87%, respectively.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership realized net income of approximately $131,000 for the nine months ended September 30, 2004 compared to net income of approximately $14,000 for the nine months ended September 30, 2003. The Partnership recognized a net loss of approximately $8,000 for the three months ended September 30, 2004 compared to a net loss of approximately $1,000 for the three months ended
September 30, 2003. The increase in net income for the nine months ended September 30, 2004 is due to an increase in total revenues and a slight decrease in total expenses. The increase in net loss for the three months ended September 30, 2004 is due to a decrease in total revenues partially offset by a slight decrease in total expenses.

Total revenues increased for the nine months ended September 30, 2004 due primarily to an increase in rental income. Rental income increased due to increases in occupancy and average rental rates at Lewis Park Apartments. Other income remained relatively constant for the comparable periods.

The decrease in total expenses for the nine months ended September 30, 2004 is due to a decrease in interest and depreciation expense partially offset by an increase in operating expense. General and administrative and property tax expenses remained relatively constant for the comparable periods. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering the Partnership's investment property, which has reduced the average outstanding balance over the past twelve months. Depreciation expense decreased due to certain property improvements and replacements becoming fully depreciated during the past twelve months. Operating expense increased as a result of increases in property expenses and property management fees. Property expense increased due to an increase in salaries and related benefits. Property management fees increased as a result of the increase in rental income on which such fees are earned.

Total revenues decreased for the three months ended September 30, 2004 due primarily to a decrease in rental income. Rental income decreased due to increased concessions at Lewis Park Apartments for the quarter partially offset by an increase in occupancy. Other income remained relatively constant for the comparable periods.

The decrease in total expenses for the three months ended September 30, 2004 is due to decreases in operating, depreciation and interest expenses partially offset by an increase in property tax expense. General and administrative expense remained constant for the comparable periods. The decrease in depreciation and interest expense is discussed above. Operating expense decreased as a result of a decrease in property management fees partially offset by an increase in property expense as discussed above. Property tax expense increased for the quarter as a result of the adjustments required during the quarter to properly reflect the current year's property tax expense once the property tax bills are received during the third quarter of each year.

Included in general and administrative expenses for the three and nine months ended September 30, 2004 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $495,000 compared to approximately $181,000 at September 30, 2003. Cash and cash equivalents increased approximately $193,000 from December 31, 2003. The increase is due to approximately $651,000 of cash provided by operating activities which was partially offset by approximately $386,000 and $72,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments made on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

During the nine months ended September 30, 2004, the Partnership completed approximately $72,000 of capital improvements at Lewis Park Apartments, consisting primarily of air conditioners, cabinets, water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to expend an additional $76,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,978,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                   Nine Months Ended   Per Limited    Nine Months Ended   Per Limited
                     September 30,     Partnership      September 30,     Partnership
                          2004             Unit             2003             Unit

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.79% of the outstanding units as of September 30, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                             Date: November 12, 2004

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

Date:  November 12, 2004

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

Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of IH, Inc., equivalent of
                                    the chief financial officer of the
                                    Partnership


Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.