Form 10KSB
period 2004-12-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2005-03-25
CIK 745538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934


                 For the fiscal year ended December 31, 2004


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

State issuer's revenues for its most recent fiscal year.  $2,223,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

The Registrant is engaged in the business of operating and holding real estate properties for investment. From 1984 through 1986, during its acquisition phase, the Registrant acquired one existing apartment and one existing commercial property. At December 31, 2004, the Partnership continues to operate the apartment complex (see "Item 2. Description of Property").

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's financial condition or results of operations.

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

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" included in Form 10-KSB.

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


                           Gross
                         Carrying   Accumulated   Depreciable              Federal
Property                   Value   Depreciation      Life      Method     Tax Basis
                             (in thousands)                             (in thousands)

Lewis Park Apartments     $10,788     $ 7,356      5-40 yrs      S/L       $ 4,758

See "Item 7. Financial Statements, Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loan encumbering the Registrant's property.

                            Principal                                         Principal
                           Balance At      Stated                              Balance
                          December 31,    Interest    Period     Maturity       Due At
Property                      2004          Rate     Amortized     Date      Maturity (1)
                        (in thousands)                                      (in thousands)

Lewis Park Apartments
  1st mortgage               $4,940         8.08%     20 yrs      09/20          $ --

(1) See "Item 7. Financial Statements - Note E" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2004 and 2003 for the property:

                                         Average Annual           Average Annual
                                          Rental Rate                Occupancy
                                           (per unit)
Property                               2004          2003         2004      2003

Lewis Park Apartments                 $8,552        $8,176        91%        90%

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

Schedule of Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for the property were:

                                                2004            2004
                                               Billing          Rate
                                           (in thousands)

       Lewis Park Apartments                    $ 241           8.67%

Capital Improvements

The Partnership completed approximately $78,000 in capital expenditures at Lewis Park Apartments, consisting primarily of air conditioners, cabinets, water heaters and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital improvements planned for the year 2005 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 15,698 limited partnership units aggregating $15,698,000. The Partnership currently has 1,010 holders of record owning an aggregate of 15,693 Units. Affiliates of the Managing General Partner owned 5,618 units or 35.80% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                      Per Limited                        Per Limited
                     Year Ended       Partnership       Year Ended       Partnership
                  December 31, 2004       Unit       December 31, 2003       Unit

Operations              $ 445            $27.78            $ 375            $23.38

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.80% of the outstanding units as of December 31, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized net income of approximately $272,000 for the year ended December 31, 2004 compared to net income of approximately $116,000 for the year ended December 31, 2003. The increase in net income was attributable to an increase in total revenues and a decrease in total expenses.

Total revenues increased due to an increase in rental income partially offset by a slight decrease in other income. Rental income increased due to an increase in occupancy and the average rental rate at the Partnership's investment property. Other income decreased due to a decrease in telephone service reimbursements partially offset by an increase in cleaning and damage fees.

Total expenses decreased for the year ended December 31, 2004 due to a decrease in interest, depreciation and general and administrative expenses offset by an increase in operating expense. Property tax expense remained relatively constant for the comparable periods. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering the Partnership's investment property, which has reduced the average outstanding balance over the past twelve months. Depreciation expense decreased due to certain property improvements and replacements becoming fully depreciated during the past twelve months. Operating expense increased due to an increase in property and maintenance expenses. Property expenses increased due to an increase in salaries and related benefits. Maintenance expense increased due to an increase in contract services and painting costs at the Partnership's investment property.

General and administrative expense decreased due to a decrease in asset management fees paid to an affiliate of the Managing General Partner as a result of a decrease in the calculation of such fees. The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement was 0.75% for 2004 and was 1.00% for 2003. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $382,000 compared to approximately $302,000 at December 31, 2003, an increase of approximately $80,000. The increase is due to approximately $752,000 of cash provided by operating activities which was partially offset by approximately $594,000 and $78,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments made on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,940,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                      Per Limited                        Per Limited
                     Year Ended       Partnership       Year Ended       Partnership
                  December 31, 2004       Unit       December 31, 2003       Unit

Operations              $ 445            $27.78            $ 375            $23.38

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.80% of the outstanding units as of December 31, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that are included, but not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' Deficit - Years ended
      December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
HCW Pension Real Estate Fund Limited Partnership


We have audited the accompanying balance sheet of HCW Pension Real Estate Fund Limited Partnership as of December 31, 2004, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HCW Pension Real Estate Fund Limited Partnership at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/Ernst & Young LLP


Greenville, South Carolina
March 10, 2005

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                 $ 382
   Receivables and deposits                                                     111
   Other assets                                                                 121
   Investment property (Notes D and E):
      Land                                                     $ 621
      Buildings and related personal property                  10,167
                                                               10,788
      Less accumulated depreciation                            (7,356)        3,432

                                                                            $ 4,046
Liabilities and Partners' Deficit
Liabilities
   Tenant security deposit liabilities                                       $ 112
   Accrued property taxes                                                       248
   Other liabilities                                                            219
   Mortgage note payable (Note E)                                             4,940

Partners' Deficit
   General partner                                             $ (164)
   Limited partners (15,693 units issued and
      outstanding)                                             (1,309)       (1,473)

                                                                            $ 4,046

              See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                             Years Ended December 31,
                                                                2004          2003
Revenues:
   Rental income                                              $ 2,085        $ 1,968
   Other income                                                   138            146
          Total revenues                                        2,223          2,114

Expenses:
   Operating                                                      632            594
   General and administrative                                     196            240
   Depreciation                                                   477            510
   Interest                                                       409            421
   Property taxes                                                 237            233
          Total expenses                                        1,951          1,998

Net income (Note B)                                            $ 272          $ 116

Net income allocated to general partner (2%)                    $ 5            $ 2

Net income allocated to limited partners (98%)                    267            114

                                                               $ 272          $ 116

Net income per limited partnership unit                       $ 17.01        $ 7.26

Distributions per limited partnership unit                    $ 27.78        $ 23.38

              See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            15,698        $ --      $15,698    $15,698

Partners' deficit at
  December 31, 2002                       15,696       $ (154)    $ (887)    $(1,041)

Distributions paid to partners                --           (8)       (367)      (375)

Net income for the year ended
  December 31, 2003                           --            2         114        116

Partners' deficit at
  December 31, 2003                       15,696         (160)     (1,140)    (1,300)

Abandoned units (Note A)                      (3)          --          --         --

Distributions paid to partners                --           (9)       (436)      (445)

Net income for the year ended
  December 31, 2004                           --            5         267        272

Partners' deficit at
  December 31, 2004                       15,693       $ (164)    $(1,309)   $(1,473)

              See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                  2004        2003
Cash flows from operating activities:
  Net income                                                     $ 272        $ 116
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                   477          510
     Amortization of loan costs                                       4            4
     Change in accounts:
      Receivables and deposits                                       22           (9)
      Other assets                                                  (29)         (13)
      Accounts payable                                               (2)          (7)
      Tenant security deposit liabilities                           (14)          11
      Accrued property taxes                                         (7)          (7)
      Other liabilities                                              29           23
          Net cash provided by operating activities                 752          628

Cash used in investing activities:
  Property improvements and replacements                            (78)         (73)

Cash flows from financing activities:
  Distributions to partners                                        (445)        (375)
  Payments on mortgage note payable                                (149)        (138)
          Net cash used in financing activities                    (594)        (513)

Net increase in cash and cash equivalents                            80           42

Cash and cash equivalents at beginning of year                      302          260

Cash and cash equivalents at end of year                         $ 382        $ 302

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 406        $ 417

              See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt. The Partnership's allocations for 2004 and 2003 have been made in accordance with these provisions.

Abandonment of Limited Partnership Units: Effective January 1, 2004, the number of limited partnership units decreased by three units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title and interest in the partnership as of the date of abandonment. The income or loss and distribution per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the end of the year or 15,693 and 15,696 units for December 31, 2004 and 2003, respectively.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years, and (2) personal property additions over 5 years, and (3) land improvements over 15 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $363,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Deferred Costs: At December 31, 2004, loan costs of approximately $86,000 are included in other assets in the accompanying balance sheet and are being amortized over the term of the related loan agreement. Amortization expense is included in interest expense. Accumulated amortization of approximately $19,000 is included in other assets. Amortization expense is expected to be approximately $4,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt, at the Partnership's incremental borrowing rate, is approximately $5,557,000.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs for the investment property of approximately $24,000 and $29,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expense as incurred.

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

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2004          2003

Net income as reported                   $ 272         $ 116
Add (deduct)
  Depreciation differences                   27            48
  Other                                     (25)           12
  Unearned income                             9            41
Federal taxable income                   $ 283         $ 217
Federal taxable income per
  limited partnership unit               $17.68        $13.57

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net  liabilities  as  reported                         $(1,473)
Difference  in  basis  of  assets  and
liabilities:
  Investment property at cost                              281
  Accumulated depreciation                               1,045
  Syndication                                            1,708
  Other                                                    167

Net assets - tax basis                                 $ 1,728

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $109,000 and $104,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $65,000 for both the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $95,000 and $127,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement was 0.75% for 2004 and was 1.00% for 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $17,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.80% of the outstanding units as of December 31, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that are included, but not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note D - Investment Property and Accumulated Depreciation


                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                        Buildings        Net Cost
                                                       and Related      Capitalized
                                                         Personal      Subsequent to
Description                 Encumbrance       Land       Property       Acquisition
                           (in thousands)                             (in thousands)

Lewis Park Apartments          $4,940        $ 621        $7,840          $2,327


             Gross Amount At Which Carried
                 At December 31, 2004
                    (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated     Date of     Date    Depreciable
Description    Land    Property    Total    Depreciation  Construction Acquired  Life-Years
                                           (in thousands)
Lewis Park    $ 621     $10,167   $10,788     $ 7,356        1972       11/86      5-40

Reconciliation of "Investment Property and Accumulated Depreciation":

                                                    Years Ended December 31,
                                                       2004          2003
                                                         (in thousands)
Investment Property
Balance at beginning of year                          $10,710      $10,637
  Property improvements                                    78           73
Balance at end of year                                $10,788      $10,710

Accumulated Depreciation
Balance at beginning of year                          $ 6,879      $ 6,369
  Additions charged to expense                            477          510
Balance at end of year                                $ 7,356      $ 6,879

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $11,069,000 and $10,987,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $6,311,000 and $5,861,000, respectively.

Note E - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

                     Principal      Monthly                        Principal
                     Balance At     Payment     Stated              Balance
                    December 31,   Including   Interest  Maturity    Due At
 Property               2004       Interest      Rate      Date     Maturity
                         (in thousands)                           (in thousands)
 Lewis Park
   Apartments
   1st mortgage         $4,940       $ 46       8.08%      09/20         $ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership's rental property and by pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2004, are as follows (in thousands):

                                   2005          $ 162
                                   2006             176
                                   2007             190
                                   2008             206
                                   2009             224
                                Thereafter        3,982
                                   Total         $4,940

Note F - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

     Name                     Age   Position

     Harry G. Alcock          42    Director and Executive Vice President
     Martha L. Long           45    Director and Senior Vice President
     Miles Cortez             61    Executive Vice President, General Counsel
                                    and Secretary
     Patti K. Fielding        41    Executive Vice President
     Paul J. McAuliffe        48    Executive Vice President and Chief
                                    Financial Officer
     Thomas M. Herzog         42    Senior Vice President and Chief Accounting
                                     Officer
     Stephen B. Waters        43    Vice President

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant, during the years ended December 31, 2004 and 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2004.

                   Entity                Number of Units    Percentage

     Cooper River Properties, LLC
       (an affiliate of AIMCO)                1,741           11.09%
     AIMCO Properties, L.P.
       (an affiliate of AIMCO)                3,800           24.22%
     AIMCO IPLP, L.P.
       (an affiliate of AIMCO)                   72            0.46%
     Liquidity Assistance, LLC
       (an affiliate of AIMCO)                    5            0.03%

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $109,000 and $104,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $65,000 for both the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $95,000 and $127,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement was 0.75% for 2004 and was 1.00% for 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $17,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.80% of the outstanding units as of December 31, 2004. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that are included, but not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $28,000 and $32,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $6,000 for both 2004 and 2003.

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


                              HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP


                              By:   HCW General Partner, Ltd.,
                                    General Partner


                              By:   IH, Inc.,
                                    Managing General Partner


                              By:   /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President


                                    /s/Stephen B. Waters
                              By:   Stephen B. Waters
                                    Vice President

                              Date: March 25, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive  Date: March 25, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice Date: March 25, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President           Date: March 25, 2005
Stephen B. Waters

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

Date:  March 25, 2005

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

Date:  March 25, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of IH, Inc.,
                                    equivalent of the chief financial
                                    officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.