Form 10QSB
period 2005-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2005-05-13
CIK 745538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 407
   Receivables and deposits                                                     145
   Other assets                                                                 122
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                  10,177
                                                              10,798
     Less accumulated depreciation                            (7,470)         3,328
                                                                            $ 4,002
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 2
   Tenant security deposit liabilities                                          121
   Accrued property taxes                                                       311
   Other liabilities                                                            160
   Mortgage note payable                                                      4,900

Partners' Deficit
   General partner                                            $ (164)
   Limited partners (15,693 units issued and
     outstanding)                                             (1,328)        (1,492)
                                                                            $ 4,002

                See Accompanying Notes to Financial Statements


               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                              2005          2004
Revenues:
  Rental income                                              $ 579          $ 577
  Other income                                                   25             20
     Total revenues                                             604            597

Expenses:
  Operating                                                     134            123
  General and administrative                                     41             56
  Depreciation                                                  114            124
  Property taxes                                                 63             66
  Interest                                                      101            103
     Total expenses                                             453            472

Net income                                                   $ 151          $ 125

Net income allocated to general partner (2%)                  $ 3            $ 2
Net income allocated to limited partners (98%)                  148            123

                                                             $ 151          $ 125

Net income per limited partnership unit                      $ 9.43        $ 7.84

Distributions per limited partnership unit                  $ 10.64        $ 8.41


                See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' deficit at
   December 31, 2004                  15,693       $ (164)     $(1,309)     $(1,473)

Distributions paid to partners            --           (3)        (167)        (170)

Net income for the three months
   ended March 31, 2005                   --            3          148          151

Partners' deficit at
   March 31, 2005                     15,693       $ (164)     $(1,328)     $(1,492)


                See Accompanying Notes to Financial Statements


               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                     2005      2004
Cash flows from operating activities:
  Net income                                                       $ 151        $ 125
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                     114          124
     Amortization of loan costs                                         1            1
     Change in accounts:
      Receivables and deposits                                        (34)         (11)
      Other assets                                                     (2)         (21)
      Accounts payable                                                  2           (2)
      Tenant security deposit liabilities                               9           11
      Accrued property taxes                                           63           64
      Other liabilities                                               (59)         (13)
        Net cash provided by operating activities                     245          278

Cash flows used in investing activities:
  Property improvements and replacements                              (10)         (13)

Cash flows from financing activities:
  Distributions to partners                                          (170)        (135)
  Payments on mortgage note payable                                   (40)         (36)
        Net cash used in financing activities                        (210)        (171)

Net increase in cash and cash equivalents                              25           94

Cash and cash equivalents at beginning of period                      382          302

Cash and cash equivalents at end of period                         $ 407        $ 396

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 100        $ 103


                See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $30,000 for both of the three months ended March 31, 2005 and 2004, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $16,000 and $30,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses. The asset management fees are calculated based on a percentage of tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement is 0.50% for 2005 and was 0.75% for 2004.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $16,000 and $17,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $12,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year.

The Partnership was charged by AIMCO and its affiliates approximately $21,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Contingencies

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

SEC Investigation

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex, Lewis Park Apartments, located in Carbondale, Illinois. The average occupancy of the property for the three months ended March 31, 2005 and 2004 was 99% for both of the periods.

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

Results of Operations

The Partnership realized net income of approximately $151,000 for the three months ended March 31, 2005 compared to net income of approximately $125,000 for the three months ended March 31, 2004. The increase in net income is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased primarily due to an increase in other income. Rental income remained relatively constant for the comparable periods. Other income increased due to an increase in lease cancellation fees and administrative charges billed to residents partially offset by a decrease in laundry income.

Total expenses decreased for the three months ended March 31, 2005 due to a decrease in general and administrative and depreciation expenses partially offset by an increase in operating expenses. Property tax and interest expenses remained relatively constant for the comparable periods. Depreciation expense decreased due to assets becoming fully depreciated during the past twelve months. Operating expenses increased due to increases in salaries and related benefits and utilities at the Partnership's investment property.

General and administrative expenses decreased due to a decrease in asset management fees paid to an affiliate of the Managing General Partner as a result of a decrease in the percentage used to calculate such fees. The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement was 0.50% for 2005 and 0.75% for 2004. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $407,000 compared to approximately $396,000 at March 31, 2004. Cash and cash equivalents increased approximately $25,000 from December 31, 2004. The increase is due to approximately $245,000 of cash provided by operating activities which was partially offset by approximately $210,000 and $10,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments made on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2005, the Partnership completed approximately $10,000 of capital improvements at Lewis Park Apartments, consisting primarily of stairwell and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,900,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2005 and 2004 (in thousands, except per unit data):

                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2005        Unit        March 31, 2004        Unit

Operations              $ 170            $10.64           $ 135            $ 8.41

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after capital improvement expenditures, to permit additional distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.80% of the outstanding units as of March 31, 2005. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that are included, but not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.
ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                               Date: May 13, 2005

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 13, 2005

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

Date:  May 13, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of IH, Inc., equivalent of
                                    the chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.