Form 10QSB
period 2005-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2005-08-12
CIK 745538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 431
   Receivables and deposits                                                     122
   Other assets                                                                 121
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                  10,198
                                                              10,819
     Less accumulated depreciation                            (7,583)         3,236
                                                                            $ 3,910
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 4
   Tenant security deposit liabilities                                          117
   Accrued property taxes                                                       373
   Other liabilities                                                            112
   Mortgage note payable                                                      4,860

Partners' Deficit
   General partner                                            $ (166)
   Limited partners (15,693 units issued and
     outstanding)                                             (1,390)        (1,556)
                                                                            $ 3,910

                See Accompanying Notes to Financial Statements


               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                        Three Months Ended            Six Months Ended
                                             June 30,                     June 30,
                                         2005          2004          2005          2004
Revenues:
  Rental income                         $ 506         $ 482        $ 1,085        $ 1,059
  Other income                              46            39            71             59
       Total revenues                      552           521         1,156          1,118

Expenses:
  Operating                                173           169           307            292
  General and administrative                44            50            85            106
  Depreciation                             113           121           227            245
  Property taxes                            62            64           125            130
  Interest                                  99           103           200            206
       Total expenses                      491           507           944            979

Net income                               $ 61          $ 14         $ 212          $ 139

Net income allocated to
  general partner (2%)                   $ 1           $ 1           $ 4            $ 3
Net income allocated to
  limited partners (98%)                    60            13           208            136

                                         $ 61          $ 14         $ 212          $ 139

Net income per limited
  partnership unit                      $ 3.82        $ 0.82       $ 13.25        $ 8.66

Distributions per limited
  partnership unit                      $ 7.78        $ 8.73       $ 18.42        $ 17.14


                See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' deficit at
   December 31, 2004                  15,693       $ (164)     $(1,309)     $(1,473)

Distributions paid to partners            --           (6)        (289)        (295)

Net income for the six months
   ended June 30, 2005                    --            4          208          212

Partners' deficit at
   June 30, 2005                      15,693       $ (166)     $(1,390)     $(1,556)

                See Accompanying Notes to Financial Statements



               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                    2005       2004
Cash flows from operating activities:
  Net income                                                     $ 212        $ 139
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   227          245
     Amortization of loan costs                                       2            2
     Change in accounts:
      Receivables and deposits                                      (11)          (1)
      Other assets                                                   (2)         (20)
      Accounts payable                                                4           21
      Tenant security deposit liabilities                             5          (10)
      Accrued property taxes                                        125          128
      Other liabilities                                            (107)         (75)
        Net cash provided by operating activities                   455          429

Cash flows used in investing activities:
  Property improvements and replacements                            (31)         (34)

Cash flows from financing activities:
  Distributions to partners                                        (295)        (275)
  Payments on mortgage note payable                                 (80)         (73)
        Net cash used in financing activities                      (375)        (348)

Net increase in cash and cash equivalents                            49           47

Cash and cash equivalents at beginning of period                    382          302

Cash and cash equivalents at end of period                       $ 431        $ 349

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 198        $ 204

                See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $58,000 and $57,000 for the six months ended June 30, 2005 and 2004, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $32,000 and $50,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses. The asset management fees are calculated based on a percentage of tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement is 0.50% for 2005 and was 0.75% for 2004.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $32,000 and $34,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $22,000 and $21,000 for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex, Lewis Park Apartments, located in Carbondale, Illinois. The average occupancy of the property for the six months ended June 30, 2005 and 2004 was 93% and 92%, respectively.

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

Results of Operations

The Partnership realized net income of approximately $212,000 for the six months ended June 30, 2005 compared to net income of approximately $139,000 for the six months ended June 30, 2004. The Partnership realized net income of approximately $61,000 for the three months ended June 20, 2005 compared to net income of approximately $14,000 for the three months ended June 30, 2004. The increase in net income for both the three and six months ended June 30, 2005 is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased due to an increase in both rental and other income. Rental income increased due to a slight increase in occupancy at Lewis Park Apartments and an increase in the average rental rate. Other income increased due to increases in cleaning and damage fees and administrative charges billed to residents.

The decrease in total expenses for the three and six months ended June 30, 2005 is due to a decrease in general and administrative and depreciation expenses partially offset by an increase in operating expenses. Property tax and interest expenses remained relatively constant for the comparable periods. Depreciation expense decreased due to assets becoming fully depreciated during the past twelve months. Operating expenses increased due to increases in salaries and related benefits along with an increase in painting and grounds work at the Partnership's investment property.

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

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $431,000 compared to approximately $349,000 at June 30, 2004. Cash and cash equivalents increased approximately $49,000 from December 31, 2004. The increase is due to approximately $455,000 of cash provided by operating activities which was partially offset by approximately $375,000 and $31,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments made on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2005, the Partnership completed approximately $31,000 of capital improvements at Lewis Park Apartments, consisting primarily of stairwell, appliance, window and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,860,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2005         Unit        June 30, 2004         Unit

Operations              $ 295            $18.42           $ 275            $17.14

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,618 limited partnership units (the "Units") in the Partnership representing 35.80% of the outstanding units as of June 30, 2005. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that are included, but not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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


                              By:   HCW General Partner, Ltd.,
                                    General Partner


                                  By: IH, Inc.,
                                    Managing General Partner


                              By: /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President


                              By:   /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President


                              Date: August 12, 2005

                 HCW PENSION REAL ESTATE LIMITED PARTNERSHIP

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

Date:  August 12, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice   President   of  IH,   Inc.,
                                    equivalent of the chief executive  officer
                                    of the Partnership

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

Date:  August 12, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of IH, Inc., equivalent of
                                    the chief financial officer of the
                                   Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.