Form 10QSB
period 2005-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2005-11-14
CIK 745538

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005

Assets
   Cash and cash equivalents                                                 $ 445
   Receivables and deposits                                                     109
   Other assets                                                                 151
   Investment property:
     Land                                                     $ 621
     Buildings and related personal property                  10,242
                                                              10,863
     Less accumulated depreciation                            (7,696)         3,167
                                                                            $ 3,872
Liabilities and Partners' Deficit
Liabilities
   Tenant security deposit liabilities                                       $ 105
   Accrued property taxes                                                       314
   Other liabilities                                                            179
   Mortgage note payable                                                      4,819

Partners' Deficit
   General partner                                            $ (166)
   Limited partners (15,693 units issued and
     outstanding)                                             (1,379)        (1,545)
                                                                            $ 3,872

                See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                     Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                     2005          2004          2005          2004
Revenues:
  Rental income                      $ 456        $ 449        $ 1,541        $ 1,508
  Other income                           67           63           138            122
       Total revenues                   523          512         1,679          1,630

Expenses:
  Operating                             191          207           498            499
  General and administrative             43           48           128            154
  Depreciation                          113          118           340            363
  Property taxes                         67           45           192            175
  Interest                               98          102           298            308
       Total expenses                   512          520         1,456          1,499

Net income (loss)                    $ 11          $ (8)        $ 223          $ 131

Net income (loss) allocated
  to general partner (2%)            $ --          $ --          $ 4            $ 3
Net income (loss) allocated
  to limited partners (98%)              11           (8)          219            128
                                     $ 11          $ (8)        $ 223          $ 131

Net income (loss) per limited
  partnership unit                  $ 0.71       $ (0.51)      $ 13.96        $ 8.15

Distributions per limited
  partnership unit                   $ --          $ --        $ 18.42        $ 17.14

                See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                  STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner      Partners      Total

Original capital contributions        15,698        $ --       $15,698      $15,698

Partners' deficit at
   December 31, 2004                  15,693       $ (164)     $(1,309)     $(1,473)

Distributions paid to partners            --           (6)        (289)        (295)

Net income for the nine months
   ended September 30, 2005               --            4          219          223

Partners' deficit at
   September 30, 2005                 15,693       $ (166)     $(1,379)     $(1,545)

                See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2005      2004
Cash flows from operating activities:
  Net income                                                     $ 223        $ 131
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   340          363
     Amortization of loan costs                                       3            3
     Change in accounts:
      Receivables and deposits                                        2           17
      Other assets                                                  (33)         (51)
      Accounts payable                                               --            2
      Tenant security deposit liabilities                            (7)         (17)
      Accrued property taxes                                         66          172
      Other liabilities                                             (40)          31
        Net cash provided by operating activities                   554          651

Cash flows used in investing activities:
  Property improvements and replacements                            (75)         (72)

Cash flows from financing activities:
  Distributions to partners                                        (295)        (275)
  Payments on mortgage note payable                                (121)        (111)
        Net cash used in financing activities                      (416)        (386)

Net increase in cash and cash equivalents                            63          193

Cash and cash equivalents at beginning of period                    382          302

Cash and cash equivalents at end of period                       $ 445        $ 495

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 296        $ 305

                See Accompanying Notes to Financial Statements

               HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $80,000 and $79,000 for the nine months ended September 30, 2005 and 2004, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $47,000 and $75,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses. The asset management fees are calculated based on a percentage of tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement is 0.50% for 2005 and was 0.75% for 2004.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $49,000 and $51,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $22,000 and $21,000 for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex, Lewis Park Apartments, located in Carbondale, Illinois. The average occupancy of the property for the nine months ended September 30, 2005 and 2004 was 87% and 88%, respectively.

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

Results of Operations

The Partnership realized net income of approximately $223,000 for the nine months ended September 30, 2005 compared to net income of approximately $131,000 for the nine months ended September 30, 2004. The Partnership realized net income of approximately $11,000 for the three months ended September 30, 2005 compared to a net loss of approximately $8,000 for the three months ended September 30, 2004. The increase in net income for both the three and nine months ended September 30, 2005 is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased due to an increase in both rental and other income. Rental income increased due to an increase in the average rental rate at Lewis Park Apartments. Other income increased due to increases in cleaning and damage fees, administrative charges billed to residents and interest income.

The decrease in total expenses for the nine months ended September 30, 2005 is due to decreases in general and administrative, depreciation and interest expenses partially offset by an increase in property tax expense. Operating expense remained relatively constant for the comparable period. Depreciation expense decreased due to assets becoming fully depreciated during the past twelve months. Interest expense decreased due to the payment of scheduled principal payments on the mortgage encumbering the Partnership's investment property, which has reduced the average outstanding balance over the past twelve months. Property tax expense increased as a result of the adjustments required during the quarter to properly reflect the applicable year's property tax expense once the property tax bills are received during the third quarter of each year.

The decrease in total expenses for the three months ended September 30, 2005 is due to a decrease in operating, general and administrative, depreciation and interest expenses partially offset by an increase in property tax expense.
Operating expense decreased due to decreases in salaries and related benefits and cleaning and painting contract services at the Partnership's investment property. The decrease in depreciation and interest expense and the increase in property tax expense is as discussed above.

General and administrative expenses decreased for both the three and nine months ended September 30, 2005 due to a decrease in asset management fees paid to an affiliate of the Managing General Partner as a result of a decrease in the percentage used to calculate such fees. The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement was 0.50% for 2005 and 0.75% for 2004. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses as well as reimbursements to the Managing General Partner as allowed under the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $445,000 compared to approximately $495,000 at September 30, 2004. Cash and cash equivalents increased approximately $63,000 from December 31, 2004. The increase is due to approximately $554,000 of cash provided by operating activities which was partially offset by approximately $416,000 and $75,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments made on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2005, the Partnership completed approximately $75,000 of capital improvements at Lewis Park Apartments, consisting primarily of parking lot resurfacing, water heater, stairwell, appliance, window and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,819,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                   Nine Months       Per Limited      Nine Months        Per Limited
                      Ended          Partnership         Ended           Partnership
                September 30, 2005      Unit       September 30, 2004       Unit

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,620 limited partnership units (the "Units") in the Partnership representing 35.81% of the outstanding units as of September 30, 2005. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that are included, but not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

                             Date: November 14, 2005

                 HCW PENSION REAL ESTATE LIMITED PARTNERSHIP

                                  EXHIBIT INDEX

Exhibit

3 & 4 Limited Partnership Agreement (Incorporated by reference to Registration Statement No. 2-91006 on Form S-11 filed by Registrant).

10.4 Multifamily Note dated August 28, 2000, by and between the Partnership and GMAC Commercial Mortgage Corporation, a California Corporation incorporated by reference to Exhibit
                  10.4 to the Partnership's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000.

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

Date:  November 14, 2005
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice   President   of  IH,   Inc.,
                                    equivalent of the chief executive  officer
                                    of the Partnership

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

Date:  November 14, 2005
                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of IH, Inc., equivalent of
                                    the chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.