Form 10QSB
period 2006-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2006-08-14
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 473
Receivables and deposits		108
Other assets		120
Investment property:
Land	$ 621
Buildings and related personal property	10,289
	10,910
Less accumulated depreciation	(8,026)	2,884
		$ 3,585
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 44
Tenant security deposit liabilities		102
Accrued property taxes		382
Other liabilities		75
Mortgage note payable		4,691

Partners' Deficit
General partner	$ (168)
Limited partners (15,693 units issued and
outstanding)	(1,541)	(1,709)
		$ 3,585

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$ 483	$ 506	$ 1,067	$ 1,085
Other income	53	46	75	71
Total revenues	536	552	1,142	1,156

Expenses:
Operating	187	173	320	307
General and administrative	40	44	86	85
Depreciation	111	113	222	227
Property taxes	65	62	131	125
Interest	96	99	193	200
Total expenses	499	491	952	944

Net income	$ 37	$ 61	$ 190	$ 212

Net income allocated to
general partner (2%)	$ 1	$ 1	$ 4	$ 4
Net income allocated to
limited partners (98%)	36	60	186	208

	$ 37	$ 61	$ 190	$ 212

Net income per limited
partnership unit	$ 2.29	$ 3.82	$ 11.85	$ 13.25

Distributions per limited
partnership unit	$ --	$ 7.78	$ 19.37	$ 18.42

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2005	15,693	$ (166)	$(1,423)	$(1,589)

Distributions paid to partners	--	(6)	(304)	(310)

Net income for the six months
ended June 30, 2006	--	4	186	190

Partners' deficit at
June 30, 2006	15,693	$ (168)	$(1,541)	$(1,709)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 190	$ 212
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	222	227
Amortization of loan costs	2	2
Change in accounts:
Receivables and deposits	(1)	(11)
Other assets	(3)	(2)
Accounts payable	40	4
Tenant security deposit liabilities	(8)	5
Accrued property taxes	132	125
Other liabilities	(117)	(107)
Net cash provided by operating activities	457	455

Cash flows used in investing activities:
Property improvements and replacements	(34)	(31)

Cash flows from financing activities:
Distributions to partners	(310)	(295)
Payments on mortgage note payable	(86)	(80)
Net cash used in financing activities	(396)	(375)

Net increase in cash and cash equivalents	27	49

Cash and cash equivalents at beginning of period	446	382

Cash and cash equivalents at end of period	$ 473	$ 431

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 192	$ 198

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $59,000 and $58,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $33,000 and $32,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses.  The asset management fees are calculated based on a percentage of tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2006 and 2005.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $27,000 and $32,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $35,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $23,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Contingencies

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on call and overtime issues. Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex, Lewis Park Apartments, located in Carbondale, Illinois. The average occupancy of the property for the six months ended June 30, 2006 and 2005 was 92% and 93%, respectively.

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2006 was approximately $37,000 and $190,000, respectively, compared to net income for the three and six months ended June 30, 2005 of approximately $61,000 and $212,000, respectively.  The decrease in net income for the three and six months ended June 30, 2006 is due to a decrease in total revenues and an increase in total expenses.  Total revenues decreased for both periods due to a decrease in rental income.  Rental income decreased due to a decrease in occupancy and the average rental rate at Lewis Park Apartments partially offset by a decrease in bad debt expense. Other income remained relatively constant for the comparable periods.

Total expenses increased for both periods due to an increase in operating expenses. General and administrative, depreciation, interest, and property tax expenses remained relatively constant for the comparable periods.  Operating expense increased for both periods due to an increase in administrative expense partially offset by a decrease in maintenance expense. Administrative expense increased due to increases in telephone sales center calls, costs associated with lease administration and collection and training expenses. The increase in administrative expense is also due to the recording of a liability during the three months ended June 30, 2006 relating to forfeiture of unclaimed property pursuant to applicable state and local laws.  Based on inquiries from state officials, affiliates of the Managing General Partner have reviewed the Partnership’s historic forfeiture of unclaimed property pursuant to applicable state and local laws and, as a result, the Partnership has recorded an estimate of amounts that may be due.  Maintenance expense decreased due to a decrease in contract cleaning costs and apartment turnover costs at the Partnership’s investment property.

Included in general and administrative expense is the asset management fee, which is calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement was 0.50% for both 2006 and 2005.  Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses as well as reimbursements to the Managing General Partner as allowed under the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $473,000 compared to approximately $431,000 at June 30, 2005. Cash and cash equivalents increased approximately $27,000 from December 31, 2005. The increase is due to approximately $457,000 of cash provided by operating activities,  partially offset by approximately $396,000 and $34,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions paid to the partners and, to a lesser extent, principal payments made on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2006, the Partnership completed approximately $34,000 of capital expenditures at Lewis Park Apartments, consisting primarily of golf carts and air conditioning upgrades. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,691,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2006	Unit	June 30, 2005	Unit

Operations	$ 310	$19.37	$ 295	$18.42

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,620 limited partnership units (the "Units") in the Partnership representing 35.81% of the outstanding units as of June 30, 2006. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: August 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 14, 2006

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

Date:  August 14, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of IH, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 14, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 14, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.