Form 10QSB
period 2007-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2007-08-14
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 528
Receivables and deposits		107
Other assets		123
Investment property:
Land	$ 621
Buildings and related personal property	10,439
	11,060
Less accumulated depreciation	(8,472)	2,588
		$ 3,346
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 179
Tenant security deposit liabilities		101
Accrued property taxes		276
Other liabilities		101
Mortgage note payable		4,508

Partners' Deficit
General partner	$ (171)
Limited partners (15,693 units issued and
outstanding)	(1,648)	(1,819)
		$ 3,346

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 498	$ 483	$ 1,063	$ 1,067
Other income	50	53	88	75
Total revenues	548	536	1,151	1,142

Expenses:
Operating	188	187	338	320
General and administrative	46	40	91	86
Depreciation	112	111	224	222
Property taxes	74	65	149	131
Interest	89	96	182	193
Total expenses	509	499	984	952

Net income	$ 39	$ 37	$ 167	$ 190

Net income allocated to
general partner (2%)	$ 1	$ 1	$ 3	$ 4
Net income allocated to
limited partners (98%)	38	36	164	186

	$ 39	$ 37	$ 167	$ 190

Net income per limited
partnership unit	$ 2.42	$ 2.29	$ 10.45	$ 11.85

Distributions per limited
partnership unit	$ 14.97	$ --	$ 14.97	$ 19.37

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2006	15,693	$ (169)	$(1,577)	$(1,746)

Distributions paid to partners	--	(5)	(235)	(240)

Net income for the six months
ended June 30, 2007	--	3	164	167

Partners' deficit at
June 30, 2007	15,693	$ (171)	$(1,648)	$(1,819)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 167	$ 190
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	224	222
Amortization of loan costs	2	2
Change in accounts:
Receivables and deposits	2	(1)
Other assets	(7)	(3)
Accounts payable	154	40
Tenant security deposit liabilities	(2)	(8)
Accrued property taxes	14	132
Other liabilities	(13)	(117)
Net cash provided by operating activities	541	457

Cash flows used in investing activities:
Property improvements and replacements	(64)	(34)

Cash flows from financing activities:
Distributions to partners	(240)	(310)
Payments on mortgage note payable	(94)	(86)
Net cash used in financing activities	(334)	(396)

Net increase in cash and cash equivalents	143	27

Cash and cash equivalents at beginning of period	385	446

Cash and cash equivalents at end of period	$ 528	$ 473

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 184	$ 192
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 17	$ --

Included in property improvements and replacements for the six months ended June 30, 2007 are approximately $8,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $59,000 for both the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $29,000 and $33,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses.  The asset management fees are calculated based on a percentage of tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2007 and 2006.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $34,000 and $27,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $47,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

Note D – Subsequent Event

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $139,000 subsequent to June 30, 2007 to assist with the payment of real estate taxes and operations for Lewis Park Apartments. Interest on advances will be charged at prime plus 2% which was 10.25% at June 30, 2007.

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

The Partnership's investment property consists of one apartment complex, Lewis Park Apartments, located in Carbondale, Illinois. The average occupancy of the property for the six months ended June 30, 2007 and 2006 was 94% and 93%, respectively.

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2007 was approximately $39,000 and $167,000, respectively, compared to net income for the three and six months ended June 30, 2006 of approximately $37,000 and $190,000, respectively.  Net income remained relatively constant for the three months ended June 30, 2007 as an increase in total expenses was offset by an increase in total revenues. The decrease in net income for the six months ended June 30, 2007 is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three months ended June 30, 2007 due to an increase in rental income as other income remained relatively constant. The increase in rental income for the quarter is due to an increase in occupancy. Total revenues increased for the six months ended June 30, 2007 due to an increase in other income as rental income remained relatively constant. The increase in other income is due to an increase in interest income, late charges and tenant utility reimbursements.

Total expenses increased for the six months ended June 30, 2007 primarily due to an increase in operating and property tax expenses partially offset by a decrease in interest expense. General and administrative and depreciation expenses remained relatively constant for the comparable period. Operating expense increased due to an increase in maintenance and property expenses.  Maintenance expense increased due to increases in contract painting, painting supplies, contract services and turnover costs to make apartments available for rental.  Property expense increased due to an increase in salaries and related benefits. Interest expense decreased due to scheduled principal payments which have reduced the carrying value of the mortgage. Total expenses increased for the three months ended June 30, 2007 due to an increase in property tax expense. Operating, general and administrative, depreciation and interest expenses remained relatively constant for the comparable period. Property tax expense increased for both periods due to an increase in the assessed value at Lewis Park Apartments.

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

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $528,000 compared to approximately $473,000 at June 30, 2006. Cash and cash equivalents increased approximately $143,000 from December 31, 2006. The increase is due to approximately $541,000 of cash provided by operating activities, partially offset by approximately $334,000 and $64,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Lewis Park Apartments and a distribution to partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2007, the Partnership completed approximately $73,000 of capital expenditures at Lewis Park Apartments, consisting primarily of kitchen and bath upgrades, plumbing fixtures, heating and air conditioning unit replacements, exterior door replacements, office computers and carpet replacement. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $139,000 subsequent to June 30, 2007 to assist with the payment of real estate taxes and operations for Lewis Park Apartments. Interest on advances will be charged at prime plus 2% which was 10.25% at June 30, 2007.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,508,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2007	Unit	June 30, 2006	Unit

Operations	$ 240	$14.97	$ 310	$19.37

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,224 limited partnership units (the "Units") in the Partnership representing 39.66% of the outstanding units as of June 30, 2007. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of IH, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of HCW Pension Real Estate Fund Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.