Form 10QSB
period 2007-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2007-11-08
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 393
Receivables and deposits		85
Other assets		133
Investment property:
Land	$ 621
Buildings and related personal property	10,516
	11,137
Less accumulated depreciation	(8,588)	2,549
		$ 3,160
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 68
Tenant security deposit liabilities		81
Accrued property taxes		225
Other liabilities		151
Due to affiliates (Note B)		141
Mortgage note payable		4,460

Partners' Deficit
General partner	$ (174)
Limited partners (15,693 units issued and
outstanding)	(1,792)	(1,966)
		$ 3,160

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 394	$ 432	$ 1,457	$ 1,499
Other income	78	70	166	145
Total revenues	472	502	1,623	1,644

Expenses:
Operating	290	247	628	567
General and administrative	41	40	132	126
Depreciation	116	111	340	333
Property taxes	84	78	233	209
Interest	88	95	270	288
Total expenses	619	571	1,603	1,523

Net (loss) income	$ (147)	$ (69)	$ 20	$ 121

Net (loss) income allocated
to general partner (2%)	$ (3)	$ (2)	$ --	$ 2
Net (loss) income allocated
to limited partners (98%)	(144)	(67)	20	119
	$ (147)	$ (69)	$ 20	$ 121

Net (loss) income per limited
partnership unit	$ (9.18)	$ (4.27)	$ 1.27	$ 7.58

Distributions per limited
partnership unit	$ --	$ --	$ 14.97	$ 19.37

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2006	15,693	$ (169)	$(1,577)	$(1,746)

Distributions paid to partners	--	(5)	(235)	(240)

Net income for the nine months
ended September 30, 2007	--	--	20	20

Partners' deficit at
September 30, 2007	15,693	$ (174)	$(1,792)	$(1,966)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 20	$ 121
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	340	333
Amortization of loan costs	3	3
Change in accounts:
Receivables and deposits	24	--
Other assets	(18)	(31)
Accounts payable	28	14
Tenant security deposit liabilities	(22)	(14)
Accrued property taxes	(37)	(53)
Other liabilities	37	(10)
Due to affiliates	2	--
Net cash provided by operating activities	377	363

Cash flows used in investing activities:
Property improvements and replacements	(126)	(57)

Cash flows from financing activities:
Distributions to partners	(240)	(310)
Payments on mortgage note payable	(142)	(130)
Advances from affiliates	139	--
Net cash used in financing activities	(243)	(440)

Net increase (decrease) in cash and cash equivalents	8	(134)

Cash and cash equivalents at beginning of period	385	446

Cash and cash equivalents at end of period	$ 393	$ 312

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 275	$ 286

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 32	$ 9

Included in property improvements and replacements for the nine months ended September 30, 2007 are approximately $8,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's investment property as compensation for providing property management services. The Partnership paid to such affiliates approximately $83,000 and $82,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $44,000 and $43,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses.  The asset management fees are calculated based on a percentage of tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2007 and 2006.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $48,000 and $42,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $139,000 during the nine months ended September 30, 2007 to assist with the payment of real estate taxes and operations for Lewis Park Apartments.  The Partnership did not receive any advances nor make any payments during the nine months ended September 30, 2006. At September 30, 2007, the amount of outstanding advances and accrued interest was approximately $141,000 and is included in due to affiliates.  Interest on advances was charged at prime plus 2% (9.75% at September 30, 2007). Interest expense was approximately $2,000 for the nine months ended September 30, 2007.   There were no advances outstanding at September 30, 2006.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $49,000 and $36,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

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

The Partnership's investment property consists of one apartment complex, Lewis Park Apartments, located in Carbondale, Illinois. The average occupancy of the property for the nine months ended September 30, 2007 and 2006 was 86% and 87%, respectively.

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

Results of Operations

The Partnership’s net loss for the three months ended September 30, 2007 was approximately $147,000 and the Partnership’s net income for the nine months ended September 30, 2007 was approximately $20,000, compared to a net loss for the three months ended September 30, 2006 of approximately $69,000 and net income of approximately $121,000 for the nine months ended September 30, 2006.  The decrease in net income for the nine months ended September 30, 2007 is due to a decrease in total revenues and an increase in total expenses.  The increase in net loss for the three months ended September 30, 2007 is due to an increase in total expenses and a decrease in total revenues.

Total revenues decreased for both the three and nine months ended September 30, 2007 due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income for both periods is due to a decrease in both average rental rates and occupancy.  Other income increased for both periods due to increases in lease cancellation fees, late charges and tenant utility reimbursements.

Total expenses increased for both the three and nine months ended September 30, 2007 primarily due to an increase in operating and property tax expenses partially offset by a decrease in interest expense. General and administrative and depreciation expenses remained relatively constant for the comparable periods. The increase in operating expense is due to an increase in property and maintenance expenses. Property expense increased due to an increase in utility costs and salaries and related benefits.  Maintenance expense increased due to increases in contract painting and painting supplies. Property tax expense increased due to an increase in the assessed value at Lewis Park Apartments.  The decrease in interest expense is due to scheduled principal payments which have reduced the carrying value of the mortgage.

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

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $393,000 compared to approximately $312,000 at September 30, 2006. Cash and cash equivalents increased approximately $8,000 from December 31, 2006. The increase is due to approximately $377,000 of cash provided by operating activities, partially offset by approximately $243,000 and $126,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Lewis Park Apartments and distribution to partners partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $150,000 of capital expenditures at Lewis Park Apartments, consisting primarily of kitchen and bath upgrades, floor covering replacements, heating and air conditioning unit replacements, plumbing fixtures, office computers and exterior door replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, an affiliate of the Managing General Partner advanced the Partnership approximately $139,000 during the nine months ended September 30, 2007 to assist with the payment of real estate taxes and operations for Lewis Park Apartments.  The Partnership did not receive any advances nor make any payments during the nine months ended September 30, 2006.  At September 30, 2007, the amount of outstanding advances and accrued interest was approximately $141,000 and is included in due to affiliates.  Interest on advances was charged at prime plus 2% (9.75% at September 30, 2007). Interest expense was approximately $2,000 for the nine months ended September 30, 2007.   There were no advances outstanding at September 30, 2006.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,460,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30, 2007	Unit	September 30, 2006	Unit

Operations	$ 240	$14.97	$ 310	$19.37

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,224 limited partnership units (the "Units") in the Partnership representing 39.66% of the outstanding units as of September 30, 2007. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: November 7, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 7, 2007	By: /s/Stephen B. Waters
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