Form 10-Q
period 2008-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2008-08-13
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 412	$ 309
Receivables and deposits	115	102
Other assets	115	109
Investment property:
Land	621	621
Buildings and related personal property	10,637	10,599
	11,258	11,220
Less accumulated depreciation	(8,938)	(8,705)
	2,320	2,515
	$ 2,962	$ 3,035

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 43	$ 10
Tenant security deposit liabilities	92	86
Accrued property taxes	431	285
Other liabilities	66	163
Mortgage note payable	4,310	4,411
	4,942	4,955

Partners' Deficit
General partner	(174)	(173)
Limited partners (15,693 units issued and
outstanding)	(1,806)	(1,747)
	(1,980)	(1,920)
	$ 2,962	$ 3,035

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 392	$ 498	$ 843	$ 1,063
Other income	66	50	102	88
Total revenues	458	548	945	1,151

Expenses:
Operating	191	188	358	338
General and administrative	48	46	90	91
Depreciation	117	112	233	224
Property taxes	73	74	146	149
Interest	88	89	178	182
Total expenses	517	509	1,005	984

Net (loss) income	$ (59)	$ 39	$ (60)	$ 167

Net (loss) income allocated to
general partner (2%)	$ (1)	$ 1	$ (1)	$ 3
Net (loss) income allocated to
limited partners (98%)	(58)	38	(59)	164

	$ (59)	$ 39	$ (60)	$ 167

Net (loss) income per limited
partnership unit	$ (3.70)	$ 2.42	$ (3.76)	$ 10.45

Distributions per limited
partnership unit	$ --	$ 14.97	$ --	$ 14.97

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2007	15,693	$ (173)	$(1,747)	$(1,920)

Net loss for the six months
ended June 30, 2008	--	(1)	(59)	(60)

Partners' deficit at
June 30, 2008	15,693	$ (174)	$(1,806)	$(1,980)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (60)	$ 167
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	233	224
Amortization of loan costs	2	2
Change in accounts:
Receivables and deposits	(13)	2
Other assets	(8)	(7)
Accounts payable	15	154
Tenant security deposit liabilities	6	(2)
Accrued property taxes	146	14
Other liabilities	(97)	(13)
Net cash provided by operating activities	224	541

Cash flows used in investing activities:
Property improvements and replacements	(20)	(64)

Cash flows from financing activities:
Distributions to partners	--	(240)
Payments on mortgage note payable	(101)	(94)
Net cash used in financing activities	(101)	(334)

Net increase in cash and cash equivalents	103	143

Cash and cash equivalents at beginning of period	309	385

Cash and cash equivalents at end of period	$ 412	$ 528

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 177	$ 184
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 18	$ 17

Included in property improvements and replacements for the six months ended June 30, 2007 are approximately $8,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $46,000 and $59,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $23,000 and $29,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses.  The asset management fees are calculated based on a percentage of tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2008 and 2007.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $29,000 and $34,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $41,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $39,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership's investment property consists of one apartment complex, Lewis Park Apartments, located in Carbondale, Illinois. The average occupancy of the property for the six months ended June 30, 2008 and 2007 was 77% and 94%, respectively. The Managing General Partner attributes the decrease in occupancy to increased competition in the market area due to the addition of several new communities in the area.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2008 was approximately $59,000 and $60,000, respectively, compared to net income for the three and six months ended June 30, 2007 of approximately $39,000 and $167,000, respectively. The decrease in net income for both the three and six months ended June 30, 2008 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for both the three and six months ended June 30, 2008 due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income is primarily due to a decrease in occupancy, as discussed above, a decrease in average rental rates and increases in bad debt expense at the Partnership’s investment property. The increase in other income is due to an increase in lease cancellation fees and late charges, partially offset by a decrease in cleaning and damages fees and a decrease in interest income.

Total expenses increased for both the three and six months ended June 30, 2008 due to an increase in operating and depreciation expenses.  General and administrative, property tax and interest expense remained relatively constant for the comparable periods.  The increase in operating expense for both the three and six months ended June 30, 2008 is due to increases in property and insurance expenses, partially offset by decreases in administrative, maintenance and property management fee expenses.  The increase in property expense for both periods is due to an increase in salary and utility costs.  Insurance expense increased for both periods as a result of an increase in the hazard insurance premiums for the investment property. Administrative expense decreased for both periods due to a decrease in personnel training costs.  The decrease in maintenance expense for both periods is due to a decrease in painting supplies and ground maintenance costs. The decrease in property management fees for both periods is a result of the decrease in rental income on which such fee is based.

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

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $412,000 compared to approximately $528,000 at June 30, 2007. Cash and cash equivalents increased approximately $103,000 from December 31, 2007. The increase is due to approximately $224,000 of cash provided by operating activities, partially offset by approximately $101,000 and $20,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2008, the Partnership completed approximately $38,000 of capital expenditures at Lewis Park Apartments, consisting primarily of floor covering replacement, electrical improvements, fire safety upgrades and kitchen and bath upgrades. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,310,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2008 and 2007 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2008	Unit	June 30, 2007	Unit

Operations	$ --	$ --	$ 240	$14.97

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding units as of June 30, 2008. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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