Form 10-Q
period 2008-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2008-11-12
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 645	$ 309
Receivables and deposits	77	102
Other assets	125	109
Investment property:
Land	621	621
Buildings and related personal property	11,647	10,599
	12,268	11,220
Less accumulated depreciation	(9,079)	(8,705)
	3,189	2,515
	$ 4,036	$ 3,035

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 170	$ 10
Tenant security deposit liabilities	69	86
Accrued property taxes	493	285
Other liabilities	146	163
Due to affiliates (Note B)	1,163	--
Mortgage note payable	4,258	4,411
	6,299	4,955

Partners' Deficit
General partner	(180)	(173)
Limited partners (15,693 units issued and
outstanding)	(2,083)	(1,747)
	(2,263)	(1,920)
	$ 4,036	$ 3,035

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 334	$ 394	$ 1,177	$ 1,457
Other income	67	78	169	166
Total revenues	401	472	1,346	1,623

Expenses:
Operating	355	290	713	628
General and administrative	31	41	121	132
Depreciation	141	116	374	340
Property taxes	62	84	208	233
Interest	95	88	273	270
Total expenses	684	619	1,689	1,603

Net (loss) income	$ (283)	$ (147)	$ (343)	$ 20

Net (loss) income allocated
to general partner (2%)	$ (6)	$ (3)	$ (7)	$ --
Net (loss) income allocated
to limited partners (98%)	(277)	(144)	(336)	20
	$ (283)	$ (147)	$ (343)	$ 20

Net (loss) income per limited
partnership unit	$(17.65)	$ (9.18)	$(21.41)	$ 1.27

Distributions per limited
partnership unit	$ --	$ --	$ --	$ 14.97

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2007	15,693	$ (173)	$(1,747)	$(1,920)

Net loss for the nine months
ended September 30, 2008	--	(7)	(336)	(343)

Partners' deficit at
September 30, 2008	15,693	$ (180)	$(2,083)	$(2,263)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (343)	$ 20
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	374	340
Amortization of loan costs	3	3
Bad debt expense	30	7
Change in accounts:
Receivables and deposits	(5)	17
Other assets	(19)	(18)
Accounts payable	103	28
Tenant security deposit liabilities	(17)	(22)
Accrued property taxes	208	(37)
Other liabilities	(17)	37
Due to affiliates	19	2
Net cash provided by operating activities	336	377

Cash flows used in investing activities:
Property improvements and replacements	(991)	(126)

Cash flows from financing activities:
Distributions to partners	--	(240)
Payments on mortgage note payable	(153)	(142)
Advances from affiliates	1,144	139
Net cash provided by (used in) financing activities	991	(243)

Net increase in cash and cash equivalents	336	8

Cash and cash equivalents at beginning of period	309	385

Cash and cash equivalents at end of period	$ 645	$ 393

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 263	$ 275

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 57	$ 32

Included in property improvements and replacements for the nine months ended September 30, 2007 are approximately $8,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $68,000 and $83,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of asset management fees amounting to approximately $20,000 and $44,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expenses.  The asset management fees are calculated based on a percentage of tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2008 and 2007. At September 30, 2008 the Partnership had prepaid approximately $4,000 of asset management fees which is included in due to affiliates.  There were no such amounts owed or prepaid at December 31, 2007.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $45,000 and $48,000 for the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expenses.  At September 30, 2008, the Partnership owed approximately $16,000 of accountable administrative expenses which is included in due to affiliates.  There were no such amounts owed at December 31, 2007.

AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $1,144,000 during the nine months ended September 30, 2008 to assist with the payment of capital improvements at Lewis Park Apartments.  At September 30, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,151,000. There were no such advances during the nine months ended September 30, 2007.  Interest on advances was charged at prime plus 2% which was 7.00% at September 30, 2008.  Interest expense was approximately $7,000 for the nine months ended September 30, 2008. There were no advances outstanding at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $25,000 for partnership expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $60,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $39,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Event

In September 2008, Lewis Park Apartments sustained minor damage from Hurricane Ike. The clean up costs are currently estimated to be approximately $15,000.  For the three and nine months ended September 30, 2008 the estimated clean up costs are included in operating expenses.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex, Lewis Park Apartments, located in Carbondale, Illinois. The average occupancy of the property for the nine months ended September 30, 2008 and 2007 was 71% and 86%, respectively. The Managing General Partner attributes the decrease in occupancy to increased competition in the market area due to the addition of several new communities in the area and due to a 20% decrease in enrollment at the local university.

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2008 was approximately $283,000 and $343,000, respectively, compared to net loss of approximately $147,000 for the three months ended September 30, 2007 and net income for the nine months ended September 30, 2007 of approximately $20,000.  The increase in net loss for both the three and nine months ended September 30, 2008 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the three months ended September 30, 2008 due to a decrease in both rental and other income. Total revenues decreased for the nine months ended September 30, 2008 due to a decrease in rental income. Other income remained relatively constant for the nine month period. The decrease in rental income for both periods is primarily due to a decrease in occupancy, as discussed above, a decrease in average rental rates and increases in bad debt expense at the Partnership's investment property. The decrease in other income for the three months ended September 30, 2008 is due to decreases in lease cancellation fees and non-refundable pet deposit and administrative fees at the Partnership’s investment property.

Total expenses increased for both the three and nine months ended September 30, 2008 due to increases in operating and depreciation expenses partially offset by decreases in general and administrative and property tax expenses. Interest expense remained relatively constant for the comparable periods. The increase in operating expense for both periods is due to increases in property, insurance and maintenance expenses partially offset by a decrease in management fee expenses. Property expense increased for both periods due to increases in payroll and utility costs. Insurance expense increased for both periods as a result of increases in the hazard insurance premiums for Lewis Park Apartments. Maintenance expense increased for both periods due to costs accrued related to clean up costs associated with damages from Hurricane Ike, as discussed below, along with an increase in general maintenance costs. In September 2008, Lewis Park Apartments sustained minor damage from Hurricane Ike. The clean up costs are currently estimated to be approximately $15,000.  For the three and nine months ended September 30, 2008 the estimated clean up costs are included in operating expenses. Management fee expense decreased for both periods as a result of the decrease in rental income on which such fee is based.  Depreciation expense increased for both periods due to property improvements and replacements being placed into service during the three months ended September 30, 2008. Property tax expense decreased for both periods due to a decrease in the tax rate which more than offset an increase in the appraisal value of Lewis Park Apartments.

General and administrative expense decreased for both periods as a result of a decrease in asset management fees partially offset by an increase in audit costs. Included in general and administrative expense is the asset management fee, which is calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement was 0.50% for both 2008 and 2007.  Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses as well as reimbursements to the Managing General Partner as allowed under the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $645,000 compared to approximately $393,000 at September 30, 2007. Cash and cash equivalents increased approximately $336,000 from December 31, 2007. The increase is due to approximately $991,000 and $336,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $991,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of Managing General Partner partially offset by principal payments made on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $1,144,000 during the nine months ended September 30, 2008 to assist with the payment of capital improvements at Lewis Park Apartments.  At September 30, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,151,000. There were no such advances during the nine months ended September 30, 2007.  Interest on advances was charged at prime plus 2% which was 7.00% at September 30, 2008.  Interest expense was approximately $7,000 for the nine months ended September 30, 2008. There were no advances outstanding at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $25,000 for partnership expenses.

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

During the nine months ended September 30, 2008, the Partnership completed approximately $1,048,000 of capital expenditures at Lewis Park Apartments, consisting primarily of floor covering replacements, fire safety upgrades, exterior door replacements, kitchen and bath upgrades and clubhouse renovations. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  The Partnership has committed approximately $1,144,000 of funds to completing bathroom and tub replacements, entry door replacements, lighting replacements and student lounge improvements at Lewis Park Apartments. As of September 30, 2008, approximately $915,000 had been incurred and is included above. The Partnership is funding the improvements with advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership.  In addition certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from AIMCO Properties, L.P.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,258,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30, 2008	Unit	September 30, 2007	Unit

Operations	$ --	$ --	$ 240	$14.97

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis.  In light of the amounts accrued and payable to affiliates at September 30, 2008, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures, and repayment of amounts accrued and payable to affiliates to permit additional distributions to its partners during 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding units as of September 30, 2008. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: November 11, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 11, 2008	By: /s/Stephen B. Waters
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