Form 10-K
period 2008-12-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2009-03-25
CIK 745538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") is a publicly-held limited partnership organized on April 30, 1984, under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts. The general partner of the Partnership is HCW General Partner Ltd., (the "General Partner"). The General Partner is a Texas limited partnership whose sole general partner is IH, Inc. ("Managing General Partner"). The Managing General Partner is an indirect wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO") which is a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on October 31, 2024 unless terminated prior to such date.

The Partnership is engaged in the business of operating and holding real estate properties for investment. From 1984 through 1986, during its acquisition phase, the Partnership acquired one existing apartment complex and one existing commercial property. At December 31, 2008, the Partnership continues to operate the apartment complex (see "Item 2. Property").

Commencing on August 17, 1984, the Partnership offered 25,000 Units of Limited Partnership interest (the "Units") at a purchase price of $1,000 per Unit pursuant to a Registration Statement filed with the Securities and Exchange Commission. The sale of the Units closed on March 14, 1986, with 15,698 Units sold at $1,000 each, resulting in gross proceeds of $15,698,000 to the Partnership.  Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. Property management services are performed by an affiliate of the Managing General Partner.

1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect  renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lewis Park
Apartments	$12,428	$ 9,250	5-40 yrs	S/L	$ 5,141

See "Item 8. Financial Statements and Supplementary Data, Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loan encumbering the Partnership’s property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate	Amortized	Date	Maturity(1)
	(in thousands)				(in thousands)

Lewis Park
Apartments
1st mortgage	$4,205	8.08%	20 yrs	09/20	$ --

(1)   See "Item 8. Financial Statements and Supplementary Data – Note E – Mortgage Note Payable" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2008 and 2007 for the property:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2008	2007	2008	2007

Lewis Park Apartments (1)	$8,410	$8,448	69%	84%

(1)  The Managing General Partner attributes the decrease in occupancy at Lewis Park Apartments to increased competition due to the addition of several new communities in the area and decreased enrollment at the local university. The Managing General Partner has implemented an aggressive marketing plan for 2009 in an effort to attract new tenants, primarily through offering additional amenities to the residents, including free internet, cable, water and trash. The Managing General Partner is also implementing a resident referral program, increasing advertising and holding an open house to promote the property improvements to the public and help increase renewals for the new school year.

As noted under "Item 1. Business", the real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that the property is adequately insured.  The property is an apartment complex which leases its units for terms of one year or less.  No residential tenant leases 10% or more of the available rental space.  The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2008 for the property were:

	2008	2008
	Billing	Rate
	(in thousands)

Lewis Park Apartments (1)	$ 273	8.09%

(1)  Tax billings are for the fiscal year ended December 31, 2007 paid during 2008.

Capital Improvements

The Partnership completed approximately $1,208,000 of capital expenditures at Lewis Park Apartments during the year ended December 31, 2008, consisting primarily of floor covering replacements, fire safety upgrades, exterior door replacements, kitchen and bath upgrades and clubhouse renovations.  These improvements were funded from operating cash flow and advances from AIMCO Properties, L. P., an affiliate of the Managing General Partner. The Partnership committed approximately $1,144,000 of funds to completing bathroom and tub replacements, entry door replacements, lighting replacements and student lounge improvements at Lewis Park Apartments, all of which was incurred during 2008 and is included above. The Partnership funded the improvements with advances from AIMCO Properties, L. P. although AIMCO Properties, L. P. does not have a commitment to fund advances to the Partnership. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for the Registrant's Common Equity and Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 15,698 limited partnership units (the “Units”) aggregating $15,698,000. The Partnership currently has 796 holders of record owning an aggregate of 15,693 Units. Affiliates of the Managing General Partner owned 6,227 units or 39.68% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2008	Unit	December 31, 2007	Unit

Operations	$ --	$ --	$ 240	$14.97

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at December 31, 2008, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit additional distributions to its partners during 2009 or subsequent periods. See “Item 2. Property” for information related to anticipated capital expenditures at the Partnership’s property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 Units in the Partnership representing 39.68% of the outstanding Units as of December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership recognized a net loss of approximately $520,000 for the year ended December 31, 2008 compared to net income of approximately $66,000 for the year ended December 31, 2007. The increase in net loss for the year ending December 31, 2008 was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased due to a decrease in rental income partially offset by an increase in other income.  Rental income decreased due to a decrease in occupancy, an increase in bad debt expense and a slight decrease in the average rental rate at Lewis Park Apartments. The Managing General Partner has implemented a marketing plan for 2009 to help increase occupancy and rental income. The plan includes increased advertising, open houses, and referral programs to attract new residents and also includes offering additional amenities to residents including internet, cable, water and trash. Other income increased due to an increase in late fees and lease cancellation fees charged to tenants partially offset by a decrease in interest income.

Total expenses increased for the year ended December 31, 2008 due to increases in operating, depreciation and interest expenses partially offset by decreases in general and administrative and property tax expenses. Operating expenses increased due to increases in property, maintenance and insurance expense, partially offset by a decrease in management fee expense. Property expense increased due to increases in maintenance salaries, utilities and leasing and recreational payroll costs. Maintenance expense increased primarily due to costs related to a minor fire loss. In August 2008, Lewis Park Apartments suffered fire damage to one of its rental units. The Partnership incurred approximately $25,000 of costs to repair the fire damage which is included in operating costs. The Partnership received insurance proceeds of approximately $15,000 during January 2009 which is included in receivables and deposits and as a reduction of operating expenses at December 31, 2008. The Partnership does not anticipate receiving any additional proceeds related to this casualty. Insurance expense increased due to an increase in hazard insurance premiums for Lewis Park Apartments. Management fee expense decreased due to a decrease in rental income on which the fee is based. Depreciation expense increased due to property improvements and replacements being placed into service during the year ended December 31, 2008. Interest expense increased due to advances received from AIMCO Properties, L. P., an affiliate of the Managing General Partner, during the year ending December 31, 2008. General and administrative expense decreased due to decreases in asset management fees partially offset by an increase in audit costs and legal costs associated with normal partnership operations. Property tax expense decreased as a result of a decrease in the tax rate.

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

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $208,000 compared to approximately $309,000 at December 31, 2007. Cash and cash equivalents decreased approximately $101,000 from December 31, 2007. The decrease is due to approximately $1,208,000 of cash used in investing activities, which was partially offset by approximately $1,045,000 and $62,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner partially offset by principal payments made on the mortgage encumbering Lewis Park Apartments. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. During the year ended December 31, 2008 the Partnership completed approximately $1,208,000 of capital expenditures at Lewis Park Apartments consisting primarily of floor covering replacements, fire safety upgrades, exterior door replacements, kitchen and bath upgrades and clubhouse renovations. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner.  The Partnership committed approximately $1,144,000 of funds to completing bathroom and tub replacements, entry door replacements, lighting replacements and student lounge improvements at Lewis Park Apartments, all of which was incurred during 2008 and is included above. The Partnership funded the improvements with advances from AIMCO Properties, L.P. although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $1,251,000 during the year ended December 31, 2008 to assist with the payment of capital improvements at Lewis Park Apartments and partnership operations.  At December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,290,000. During the year ended December 31, 2007, AIMCO Properties, L. P., an affiliate of the Managing General Partner advanced the Partnership approximately $139,000 to assist with the payment of real estate taxes and operations for Lewis Park Apartments. During the year ended December 31, 2007, the Partnership repaid approximately $143,000 of outstanding advances and accrued interest. There were no payments made during the year ended December 31, 2008. Interest on advances was charged at the market rate which was 10.33% at December 31, 2008.  Interest expense was approximately $39,000 and $4,000 for the years ended December 31, 2008 and 2007, respectively. There were no advances or accrued interest outstanding at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $20,000 to fund operating expenses.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,205,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2008	Unit	December 31, 2007	Unit

Operations	$ --	$ --	$ 240	$14.97

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at December 31, 2008, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit additional distributions to its partners during 2009 or subsequent periods. See “Item 2. Property” for information related to anticipated capital expenditures at the Partnership’s property.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note A – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 8. Financial Statements and Supplementary Data”. The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions offset the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' Deficit - Years ended

December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

HCW Pension Real Estate Fund Limited Partnership

We have audited the accompanying balance sheets of HCW Pension Real Estate Fund Limited Partnership as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HCW Pension Real Estate Fund Limited Partnership at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 19, 2009

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 208	$ 309
Receivables and deposits	100	102
Other assets	105	109
Investment property (Notes D and E):
Land	621	621
Buildings and related personal property	11,807	10,599
	12,428	11,220
Less accumulated depreciation	(9,250)	(8,705)
	3,178	2,515
	$ 3,591	$ 3,035

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 15	$ 10
Tenant security deposit liabilities	71	86
Accrued property taxes	293	285
Other liabilities	124	163
Due to affiliates (Note C)	1,323	--
Mortgage note payable (Note E)	4,205	4,411
	6,031	4,955

Partners' Deficit
General partner	(183)	(173)
Limited partners (15,693 units issued and
outstanding)	(2,257)	(1,747)
	(2,440)	(1,920)
	$ 3,591	$ 3,035

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
Revenues:
Rental income	$ 1,522	$ 1,902
Other income	207	197
Total revenues	1,729	2,099

Expenses:
Operating	877	757
General and administrative	154	165
Depreciation	545	457
Property taxes	281	292
Interest	392	362
Total expenses	2,249	2,033

Net (loss) income (Note B)	$ (520)	$ 66

Net (loss) income allocated to general partner (2%)	$ (10)	$ 1

Net (loss) income allocated to limited partners (98%)	(510)	65

	$ (520)	$ 66

Net (loss) income per limited partnership unit	$(32.50)	$ 4.14

Distributions per limited partnership unit	$ --	$ 14.97

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2006	15,693	$ (169)	$(1,577)	$(1,746)

Distributions paid to partners	--	(5)	(235)	(240)

Net income for the year ended
December 31, 2007	--	1	65	66

Partners' deficit at
December 31, 2007	15,693	(173)	(1,747)	(1,920)

Net loss for the year ended
December 31, 2008	--	(10)	(510)	(520)

Partners' deficit at
December 31, 2008	15,693	$ (183)	$(2,257)	$(2,440)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (520)	$ 66
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation	545	457
Amortization of loan costs	4	4
Bad debt expense	43	12
Change in accounts:
Receivables and deposits	(41)	(5)
Other assets	--	5
Accounts payable	5	2
Tenant security deposit liabilities	(15)	(17)
Accrued property taxes	8	23
Other liabilities	(39)	49
Due to affiliates	72	--
Net cash provided by operating activities	62	596

Cash flows used in investing activities:
Property improvements and replacements	(1,208)	(241)

Cash flows from financing activities:
Distributions to partners	--	(240)
Payments on mortgage note payable	(206)	(191)
Advances from affiliates	1,251	139
Repayment on advances from affiliates	--	(139)
Net cash provided by (used in) financing activities	1,045	(431)

Net decrease in cash and cash equivalents	(101)	(76)

Cash and cash equivalents at beginning of year	309	385

Cash and cash equivalents at end of year	$ 208	$ 309

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 349	$ 360

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

The Partnership's general partner is HCW General Partner, Ltd. (the "General Partner").  Its sole general partner is IH, Inc., (the "Managing General Partner"), which is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Reclassifications: Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

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

(b)   Second, to the Limited Partners in an amount equal to a 12% cumulative simple annual return on their average adjusted capital contribution for Partners who invested on or before March 1, 1985, and 10% to all others;

(c)   Third, 90% to the Limited Partners and 10% to the General Partner until the Limited Partners have received, in addition to amounts received pursuant to (a) and (b), an amount equal to a 2% cumulative, noncompounded annual return on their average adjusted capital contributions; and,

(d)   thereafter, 85% to the Limited Partners and 15% to the General Partner.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt.  The Partnership's allocations for 2008 and 2007 have been made in accordance with these provisions.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years, and (2) personal property additions over 5 years, and (3) land improvements over 15 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $155,000 and $239,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Deferred Costs: At both December 31, 2008 and 2007, loan costs of approximately $86,000 are included in other assets in the accompanying balance sheets and are being amortized over the term of the related loan agreement. Amortization expense is included in interest expense. Amortization expense for the years ended December 31, 2008 and 2007 was approximately $4,000.  Accumulated amortization of approximately $36,000 and $32,000 at December 31, 2008 and 2007, respectively, is included in other assets.  Amortization expense is expected to be approximately $4,000 for each of the years 2009 through 2013.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes and operating costs during the year ended December 31, 2008. The Partnership capitalized approximately $9,000, $4,000 and $1,000 of costs related to construction period interest, property taxes and operating costs, respectively, during the year ended December 31, 2007. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $4,600,000.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs for the investment property of approximately $36,000 and $33,000 for the years ended December 31, 2008 and 2007, respectively, were charged to operating expense as incurred.

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

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2008	2007

Net (loss) income as reported	$ (520)	$ 66
Add (deduct)
Depreciation differences	135	217
Other	6	(17)
Unearned income	(35)	59
Federal taxable (loss) income	$ (414)	$ 325
Federal taxable (loss) income
per limited partnership unit	$(11.32)	$20.31

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2008	2007
Net liabilities as reported	$(2,440)	$(1,920)
Investment property at cost	277	278
Accumulated depreciation	1,686	1,551
Syndication	1,708	1,708
Other	75	103

Net assets - tax basis	$ 1,306	$ 1,720

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $85,000 and $105,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received asset management fees amounting to approximately $22,000 and $47,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses.  The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement was 0.50% for both 2008 and 2007.  At December 31, 2008 the Partnership had prepaid approximately $2,000 of asset management fees which is included in due to affiliates. At December 31, 2007 the Partnership had prepaid approximately $9,000 of asset management fees which is included in receivables and deposits.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $63,000 for both of the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses. At December 31, 2008, the Partnership owed approximately $35,000 of accountable administrative expenses which is included in due to affiliates. There were no such amounts owed at December 31, 2007.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $1,251,000 during the year ended December 31, 2008 to assist with the payment of capital improvements at Lewis Park Apartments and partnership operations.  At December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,290,000. During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $139,000 to assist with the payment of real estate taxes and operations for Lewis Park Apartments. During the year ended December 31, 2007, the Partnership repaid approximately $143,000 of outstanding advances and accrued interest. There were no payments made during the year ended December 31, 2008. Interest on advances was charged at the market rate which was 10.33% at December 31, 2008.  Interest expense was approximately $39,000 and $4,000 for the years ended December 31, 2008 and 2007, respectively. There were no advances or accrued interest outstanding at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $20,000 to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $62,000 and $39,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrance	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lewis Park Apartments	$4,205	$ 621	$7,840	$3,967

Gross Amount At Which Carried
At December 31, 2008
(in thousands)

Buildings
And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
Lewis Park				(in thousands)
Apartments	$ 621	$11,807	$12,428	$ 9,250	1972	11/86	5-40

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Property
Balance at beginning of year	$11,220	$10,987
Property improvements and replacements	1,208	233
Balance at end of year	$12,428	$11,220

Accumulated Depreciation
Balance at beginning of year	$ 8,705	$ 8,248
Additions charged to expense	545	457
Balance at end of year	$ 9,250	$ 8,705

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007 is approximately $12,705,000 and $11,498,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $7,564,000 and $7,154,000, respectively.

Note E - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate	Date	Maturity
	(in thousands)					(in thousands)
Lewis Park
Apartments
1st mortgage	$4,205	$4,411	$ 46	8.08%	09/20	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership's rental property and by pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2008, are as follows (in thousands):

2009	$ 224
2010	243
2011	263
2012	285
2013	308
Thereafter	2,882
Total	$4,205

Note F – Casualty Events

In August 2008, Lewis Park Apartments suffered fire damage to one of its rental units. The Partnership incurred approximately $25,000 of costs to repair the fire damage which is included in operating costs. The Partnership received insurance proceeds of approximately $15,000 during January 2009 which is included in receivables and deposits and as a reduction of operating expenses at December 31, 2008. The Partnership does not anticipate receiving any additional proceeds related to this casualty.

In December 2008, Lewis Park Apartments suffered water damage to three of its rental units due to a water pipe break.  The estimated cost to repair the units is approximately $28,000.  As of December 31, 2008, no costs had been incurred to repair the units. Subsequent to December 31, 2008, approximately $17,000 in insurance proceeds were received related to this casualty.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant, during the years ended December 31, 2008 and 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2007.

Entity	Number of Units	Percentage

CooperRiverProperties, LLC
(an affiliate of AIMCO)	1,741	11.09%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	4,409	28.10%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	72	0.46%
Liquidity Assistance, LLC
(an affiliate of AIMCO)	5	0.03%

Cooper River Properties, LLC, AIMCO IPLP, L.P. and Liquidity Assistance, LLC are all indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $85,000 and $105,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received asset management fees amounting to approximately $22,000 and $47,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses.  The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement was 0.50% for both 2008 and 2007.  At December 31, 2008 the Partnership had prepaid approximately $2,000 of asset management fees which is included in due to affiliates. At December 31, 2007 the Partnership had prepaid approximately $9,000 of asset management fees which is included in receivables and deposits.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $63,000 for both of the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses. At December 31, 2008, the Partnership owed approximately $35,000 of accountable administrative expenses which is included in due to affiliates. There were no such amounts owed at December 31, 2007.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $1,251,000 during the year ended December 31, 2008 to assist with the payment of capital improvements at Lewis Park Apartments and partnership operations.  At December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,290,000. During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $139,000 to assist with the payment of real estate taxes and operations for Lewis Park Apartments. During the year ended December 31, 2007, the Partnership repaid approximately $143,000 of outstanding advances and accrued interest. There were no payments made during the year ended December 31, 2008. Interest on advances was charged at the market rate which was 10.33% at December 31, 2008.  Interest expense was approximately $39,000 and $4,000 for the years ended December 31, 2008 and 2007, respectively. There were no advances or accrued interest outstanding at December 31, 2007. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $20,000 to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $62,000 and $39,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $42,000 and $35,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $6,000 and $7,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

See Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 25, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 25, 2009
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