Form 10-Q
period 2009-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2009-05-12
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

(864) 239-1000
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 292	$ 208
Receivables and deposits	76	100
Other assets	128	105
Investment property:
Land	621	621
Buildings and related personal property	11,813	11,807
	12,434	12,428
Less accumulated depreciation	(9,423)	(9,250)
	3,011	3,178
	$ 3,507	$ 3,591

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 60	$ 15
Tenant security deposit liabilities	68	71
Accrued property taxes	369	293
Other liabilities	125	124
Due to affiliates (Note B)	1,393	1,323
Mortgage note payable	4,151	4,205
	6,166	6,031

Partners' Deficit
General partner	(187)	(183)
Limited partners (15,693 units issued and
outstanding)	(2,472)	(2,257)
	(2,659)	(2,440)
	$ 3,507	$ 3,591

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 331	$ 451
Other income	26	36
Total revenues	357	487

Expenses:
Operating	176	167
General and administrative	34	42
Depreciation	173	116
Property taxes	76	73
Interest	117	90
Total expenses	576	488

Net loss	$ (219)	$ (1)

Net loss allocated to general partner (2%)	$ (4)	$ --
Net loss allocated to limited partners (98%)	(215)	(1)
	$ (219)	$ (1)

Net loss per limited partnership unit	$(13.70)	$ (.06)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2008	15,693	$ (183)	$(2,257)	$(2,440)

Net loss for the three months
ended March 31, 2009	--	(4)	(215)	(219)

Partners' deficit at
March 31, 2009	15,693	$ (187)	$(2,472)	$(2,659)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (219)	$ (1)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	173	116
Amortization of loan costs	1	1
Change in accounts:
Receivables and deposits	24	3
Other assets	(24)	(33)
Accounts payable	45	57
Tenant security deposit liabilities	(3)	5
Accrued property taxes	76	73
Other liabilities	1	(37)
Due to affiliates	50	--
Net cash provided by operating activities	124	184

Cash flows used in investing activities:
Property improvements and replacements	(6)	(6)

Cash flows from financing activities:
Payments on mortgage note payable	(54)	(50)
Advances from affiliates	20	--
Net cash used in financing activities	(34)	(50)

Net increase in cash and cash equivalents	84	128

Cash and cash equivalents at beginning of period	208	309

Cash and cash equivalents at end of period	$ 292	$ 437

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 85	$ 89

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $19,000 and $25,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership asset management fees amounting to approximately $6,000 and $12,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses. The asset management fees are calculated based on a percentage of tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2009 and 2008. At March 31, 2009, the Partnership owed approximately $5,000 in accrued asset management fees which is included in due to affiliates. At December 31, 2008 the Partnership had prepaid approximately $2,000 of asset management fees which is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $12,000 and $14,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses. At March 31, 2009 and December 31, 2008, the Partnership owed approximately $47,000 and $35,000, respectively, of accountable administrative expenses which is included in due to affiliates.

AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $20,000 during the three months ended March 31, 2009 to assist with operating expenses at Lewis Park Apartments.  At March 31, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,341,000 and $1,290,000, respectively. No such advances were made during the three months ended March 31, 2008.  The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2009 ranged from 9.44% to 11.19%. Interest expense was approximately $31,000 and zero for the three months ended March 31, 2009 and 2008, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $59,000 to fund operating expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $21,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $62,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex, Lewis Park Apartments, located in Carbondale, Illinois. The average occupancy of the property for the three months ended March 31, 2009 and 2008 was 58% and 79%, respectively. The Managing General Partner attributes the decrease in occupancy at Lewis Park Apartments to increased competition due to the addition of several new communities in the area, decreased enrollment at the local university and the local economy. The Managing General Partner has implemented an aggressive marketing plan for 2009 in an effort to attract new tenants, primarily through offering additional amenities to the residents, including free internet, cable, water and trash. The Managing General Partner is also implementing a resident referral program, increasing advertising and holding an open house to promote the property improvements to the public and help increase renewals for the new school year.

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

Results of Operations

The Partnership recognized a net loss of approximately $219,000 for the three months ended March 31, 2009 compared to a net loss of approximately $1,000 for the three months ended March 31, 2008.  The increase in net loss is due to an increase in total expenses and a decrease in total revenues.

Total revenues decreased due to decreases in both rental income and other income. The decrease in rental income is due to a decrease in occupancy at the Partnership’s investment property as discussed above, partially offset by a slight increase in the average rental rate. The decrease in other income is due to decreases in lease cancellation fees, laundry income and interest income, as a result of a decrease in interest rates.

Total expenses increased primarily due to increases in depreciation expense, interest expense and operating expense partially offset by a decrease in general and administrative expense. Property tax expense remained relatively constant for the comparable period.  Depreciation expense increased due to property improvements and replacements being placed into service during the last half of 2008. Interest expense increased due to an increase in interest on advances received from AIMCO Properties, L. P. an affiliate of the Managing General Partner, during the second half of 2008 and three months ended March 31, 2009. Operating expense increased primarily as a result of increases in administrative and insurance expenses, partially offset by a decrease in management fee expense. The increase in administrative expense is primarily due to an increase in a rental property inspection fee required by the city of Carbondale. Insurance expense increased due to an increase in hazard insurance premiums. Management fee expense decreased due to a decrease in rental income on which the fee is based.

General and administrative expense decreased primarily as a result of a decrease in asset management fees. The asset management fee is calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement was 0.50% for both 2009 and 2008.  Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses as well as reimbursements to the Managing General Partner as allowed under the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $292,000 compared to approximately $437,000 at March 31, 2008. Cash and cash equivalents increased approximately $84,000 from December 31, 2008. The increase is due to approximately $124,000 of cash provided by operating activities, partially offset by approximately $34,000 and $6,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Lewis Park Apartments partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and improvements. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $20,000 during the three months ended March 31, 2009 to assist with operating expenses at Lewis Park Apartments.  At March 31, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,341,000 and $1,290,000, respectively. No such advances were made during the three months ended March 31, 2008.  The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2009 ranged from 9.44% to 11.19%. Interest expense was approximately $31,000 and zero for the three months ended March 31, 2009 and 2008, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $59,000 to fund operating expenses.

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

During the three months ended March 31, 2009, the Partnership completed approximately $6,000 of capital expenditures at Lewis Park Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,151,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership made no distributions to the partners during the three months ended March 31, 2009 or 2008.  Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturity, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at March 31, 2009, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit additional distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding units as of March 31, 2009. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: May 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2009	By: /s/Stephen B. Waters
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