Form 10-Q
period 2009-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2009-08-12
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 255	$ 208
Receivables and deposits	102	100
Other assets	121	105
Investment property:
Land	621	621
Buildings and related personal property	12,025	11,807
	12,646	12,428
Less accumulated depreciation	(9,598)	(9,250)
	3,048	3,178
	$ 3,526	$ 3,591

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 152	$ 15
Tenant security deposit liabilities	88	71
Accrued property taxes	445	293
Other liabilities	95	124
Due to affiliates (Note B)	1,622	1,323
Mortgage note payable	4,095	4,205
	6,497	6,031

Partners' Deficit
General partner	(194)	(183)
Limited partners (15,693 units issued and
outstanding)	(2,777)	(2,257)
	(2,971)	(2,440)
	$ 3,526	$ 3,591

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 284	$ 392	$ 615	$ 843
Other income	44	66	70	102
Total revenues	328	458	685	945

Expenses:
Operating	246	191	422	358
General and administrative	20	48	54	90
Depreciation	175	117	348	233
Property taxes	76	73	152	146
Interest	123	88	240	178
Total expenses	640	517	1,216	1,005

Net loss	$ (312)	$ (59)	$ (531)	$ (60)

Net loss allocated to
general partner (2%)	$ (6)	$ (1)	$ (11)	$ (1)
Net loss allocated to
limited partners (98%)	(306)	(58)	(520)	(59)

	$ (312)	$ (59)	$ (531)	$ (60)

Net loss per limited
partnership unit	$ (19.50)	$ (3.70)	$ (33.14)	$ (3.76)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	15,698	$ --	$ 15,698	$ 15,698

Partners' deficit at
December 31, 2008	15,693	$ (183)	$(2,257)	$(2,440)

Net loss for the six months
ended June 30, 2009	--	(11)	(520)	(531)

Partners' deficit at
June 30, 2009	15,693	$ (194)	$ (2,777)	$ (2,971)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (531)	$ (60)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	348	233
Amortization of loan costs	2	2
Bad debt expense	17	20
Change in accounts:
Receivables and deposits	(19)	(33)
Other assets	(18)	(8)
Accounts payable	21	15
Tenant security deposit liabilities	17	6
Accrued property taxes	152	146
Other liabilities	(29)	(97)
Due to affiliates	89	--
Net cash provided by operating activities	49	224

Cash flows used in investing activities:
Property improvements and replacements	(102)	(20)

Cash flows from financing activities:
Advances from affiliates	210	--
Payments on mortgage note payable	(110)	(101)
Net cash provided by (used in) financing activities	100	(101)

Net increase in cash and cash equivalents	47	103

Cash and cash equivalents at beginning of period	208	309

Cash and cash equivalents at end of period	$ 255	$ 412

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 168	$ 177
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 116	$ 18

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 12, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $33,000 and $46,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership asset management fees amounting to approximately $4,000 and $23,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses. The asset management fees are calculated based on a percentage of tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2009 and 2008. At June 30, 2009, the Partnership owed approximately $2,000 in accrued asset management fees which is included in due to affiliates. At December 31, 2008 the Partnership had prepaid approximately $2,000 of asset management fees which is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $18,000 and $29,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses. At June 30, 2009 and December 31, 2008, the Partnership owed approximately $53,000 and $35,000, respectively, of accountable administrative expenses which is included in due to affiliates.

AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $210,000 during the six months ended June 30, 2009 to assist with operating expenses at Lewis Park Apartments.  At June 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,567,000 and $1,290,000, respectively. No such advances were made during the six months ended June 30, 2008.  The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2009 ranged from 9.44% to 11.19%. Interest expense was approximately $67,000 and zero for the six months ended June 30, 2009 and 2008, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $62,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $4,479,000.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex, Lewis Park Apartments, located in Carbondale, Illinois. The average occupancy of the property for the six months ended June 30, 2009 and 2008 was 56% and 77%, respectively. The Managing General Partner attributes the decrease in occupancy at Lewis Park Apartments to increased competition due to the addition of several new communities in the area, decreased enrollment at the local university and the local economy. The Managing General Partner has implemented an aggressive marketing plan for 2009 in an effort to attract new tenants, primarily through offering additional amenities to the residents, including free internet, cable, water and trash. The Managing General Partner is also implementing a resident referral program, increasing advertising and holding an open house to promote the property improvements to the public and help increase renewals for the fall school year.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $312,000 and $531,000, respectively, compared with a net loss of approximately $59,000 and $60,000 for the three and six months ended June 30, 2008, respectively.  The increase in net loss for both the three and six month periods ended June 30, 2009 is due to an increase in total expenses and a decrease in total revenues.

Total revenues decreased for both the three and six month periods ended June 30, 2009 due to decreases in both rental income and other income.  The decrease in rental income is due to a decrease in occupancy at the Partnership’s investment property as discussed above, partially offset by a slight increase in the average rental rate.  The decrease in other income is primarily due to a decrease in lease cancellation fees and cleaning and damage fees partially offset by an increase in utility reimbursements received from residents.

Total expenses for both the three and six month periods ended June 30, 2009 increased primarily due to increases in depreciation expense, operating expense and interest expense, partially offset by a decrease in general and administrative expense.  Property tax expense remained relatively constant for the comparable periods.  Depreciation expense increased for both the three and six month periods due to property improvements and replacements being placed into service during the last half of 2008.  Operating expense increased for both the three and six month periods primarily as a result of increases in maintenance, property, and advertising expenses, partially offset by a decrease in management fee expense. For the six month period, operating expense also increased due to an increase in administrative expense. The increase in maintenance expense is primarily due to expenses incurred from water damage due to frozen water pipes in December 2008, along with an increase in interior painting costs, ground maintenance costs and salaries.  The increase in property expense is primarily due to increases in salaries and related benefits and utility costs at the Partnership’s investment property. Administrative expense increased for the six month period primarily due to increases in resident eviction costs, business license costs and office furniture costs. Advertising expense increased primarily due to an increase in national web advertising to help assist with improving occupancy at the investment property. Management fee expense decreased due to a decrease in rental income on which the fee is based. Interest expense increased for both the three and six month periods due to an increase in interest on advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, during the second half of 2008 and six months ended June 30, 2009.

General and administrative expense decreased for both the three and six month periods ended June 30, 2009 primarily as a result of a decrease in asset management fees and reimbursements to the Managing General Partner as allowed under the Partnership Agreement. The decrease in reimbursements is due to a decrease in the costs incurred by the Managing General Partner.  The asset management fee is calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement was 0.50% for both 2009 and 2008.  Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnerhsip Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $255,000 compared to approximately $412,000 at June 30, 2008. Cash and cash equivalents increased approximately $47,000 from December 31, 2008. The increase is due to approximately $100,000 of cash provided by financing activities and approximately $49,000 of cash provided by operating activities, partially offset by approximately $102,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $210,000 during the six months ended June 30, 2009 to assist with operating expenses at Lewis Park Apartments.  At June 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,567,000 and $1,290,000, respectively. No such advances were made during the six months ended June 30, 2008.  The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2009 ranged from 9.44% to 11.19%. Interest expense was approximately $67,000 and zero for the six months ended June 30, 2009 and 2008, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2009, the Partnership completed approximately $218,000 of capital expenditures at Lewis Park Apartments, consisting primarily of floor covering replacements, interior common area painting and plumbing fixture upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,095,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership made no distributions to the partners during the six months ended June 30, 2009 or 2008.  Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at June 30, 2009, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit additional distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: August 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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