Form 10-Q
period 2009-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2009-11-16
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 90	$ 208
Receivables and deposits	103	100
Restricted escrows (Note D)	469	--
Other assets	126	105
Investment property:
Land	621	621
Buildings and related personal property	12,138	11,807
	12,759	12,428
Less accumulated depreciation	(9,596)	(9,250)
	3,163	3,178
	$ 3,951	$ 3,591

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 316	$ 15
Tenant security deposit liabilities	100	71
Accrued property taxes	492	293
Other liabilities	184	124
Due to affiliates (Note B)	1,755	1,323
Mortgage note payable	4,039	4,205
	6,886	6,031

Partners' Deficit
General partner	(193)	(183)
Limited partners (15,693 units issued and
outstanding)	(2,742)	(2,257)
	(2,935)	(2,440)
	$ 3,951	$ 3,591

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 394	$ 334	$ 1,009	$ 1,177
Other income	74	67	144	169
Total revenues	468	401	1,153	1,346

Expenses:
Operating	427	355	849	713
General and administrative	32	31	86	121
Depreciation	187	141	535	374
Property taxes	47	62	199	208
Interest	124	95	364	273
Total expenses	817	684	2,033	1,689

Casualty gain (Note D)	385	--	385	--

Net income (loss)	$ 36	$ (283)	$ (495)	$ (343)

Net income (loss) allocated
to general partner (2%)	$ 1	$ (6)	$ (10)	$ (7)
Net income (loss) allocated
to limited partners (98%)	35	(277)	(485)	(336)
	$ 36	$ (283)	$ (495)	$ (343)

Net income (loss) per limited
partnership unit	$ 2.23	$(17.65)	$(30.91)	$(21.41)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2008	15,693	$ (183)	$(2,257)	$(2,440)

Net loss for the nine months
ended September 30, 2009	--	(10)	(485)	(495)

Partners' deficit at
September 30, 2009	15,693	$ (193)	$(2,742)	$(2,935)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (495)	$ (343)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	535	374
Amortization of loan costs	3	3
Bad debt expense	13	30
Casualty gain	(385)	--
Change in accounts:
Receivables and deposits	(80)	(5)
Other assets	(24)	(19)
Accounts payable	106	103
Tenant security deposit liabilities	29	(17)
Accrued property taxes	199	208
Other liabilities	60	(17)
Due to affiliates	147	19
Net cash provided by operating activities	108	336

Cash flows used in investing activities:
Property improvements and replacements	(345)	(991)

Cash flows from financing activities:
Payments on mortgage note payable	(166)	(153)
Advances from affiliates	285	1,144
Net cash provided by financing activities	119	991

Net (decrease) increase in cash and cash equivalents	(118)	336

Cash and cash equivalents at beginning of period	208	309

Cash and cash equivalents at end of period	$ 90	$ 645

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 255	$ 263

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 195	$ 57

Insurance proceeds held on deposit with mortgage lender	$ 469	$ --

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $55,000 and $68,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership asset management fees amounting to approximately $13,000 and $20,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses. The asset management fees are calculated based on a percentage of tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2009 and 2008. At September 30, 2009, the Partnership owed approximately $11,000 of asset management fees which is included in due to affiliates. At December 31, 2008 the Partnership had prepaid approximately $2,000 of asset management fees which is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $27,000 and $45,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses. At September 30, 2009 and December 31, 2008, the Partnership owed approximately $62,000 and $35,000, respectively, of accountable administrative expenses which is included in due to affiliates.

AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $285,000 during the nine months ended September 30, 2009 to assist with operating expenses at Lewis Park Apartments. The Partnership received an advance of approximately $1,144,000 during the nine months ended September 30, 2008 to assist with the payment of capital improvements at Lewis Park Apartments. At September 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,682,000 and $1,290,000, respectively. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at September 30, 2009 ranged from 9.58% to 11.19%. Interest expense was approximately $107,000 and $7,000 for the nine months ended September 30, 2009 and 2008, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2009, the Partnership received an additional advance of approximately $274,000 to assist with payment of real estate taxes and Partnership expenses.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $36,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $62,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $4,464,000.

Note D – Casualty Event

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages are estimated to be approximately $479,000, including clean up costs of approximately $64,000. The estimated clean up costs are included in operating expenses for the three and nine months ended September 30, 2009. Insurance proceeds of approximately $469,000 were received during the three and nine months ended September 30, 2009, which includes approximately $64,000 in proceeds for clean up costs, and are being held by the mortgage lender until the repairs and clean up costs are completed. The Partnership recognized a casualty gain of approximately $385,000 during the three and nine months ended September 30, 2009, as a result of the receipt of insurance proceeds of approximately $405,000, net of the write off of undepreciated damaged assets of approximately $20,000. No additional insurance proceeds are anticipated to be received.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex, Lewis Park Apartments, located in Carbondale, Illinois. The average occupancy of the property for the nine months ended September 30, 2009 and 2008 was 61% and 71%, respectively. The Managing General Partner attributes the decrease in occupancy at Lewis Park Apartments to increased competition due to the addition of several new communities in the area, decreased enrollment at the local university and the local economy. The Managing General Partner has implemented an aggressive marketing plan for 2009 in an effort to attract new tenants, primarily through offering additional amenities to the residents, including free internet, cable, water and trash. The Managing General Partner implemented a resident referral program, increased advertising and held an open house to promote the property improvements to the public and help increase renewals for the fall school year. Actual occupancy as of September 30, 2009 was 89.6%.

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

Results of Operations

The Partnership’s net income was approximately $36,000 for the three months ended September 30, 2009 as compared to a net loss of approximately $283,000 for the three months ended September 30, 2008.  The Partnership’s net loss was approximately $495,000 for the nine months ended September 30, 2009 as compared to a net loss of approximately $343,000 for the nine months ended September 30, 2008.  The increase in net income for the three month period is due to the recognition of a casualty gain and an increase in total revenues, partially offset by an increase in total expenses.   The increase in net loss for the nine month period is due to an increase in total expenses and a decrease in total revenues, partially offset by the recognition of a casualty gain.

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages are estimated to be approximately $479,000, including clean up costs of approximately $64,000. The estimated clean up costs are included in operating expenses for the three and nine months ended September 30, 2009. Insurance proceeds of approximately $469,000 were received during the three and nine months ended September 30, 2009, which includes approximately $64,000 in proceeds for clean up costs, and are being held by the mortgage lender until the repairs and clean up costs are completed. The Partnership recognized a casualty gain of approximately $385,000 during the three and nine months ended September 30, 2009, as a result of the receipt of insurance proceeds of approximately $405,000, net of the write off of undepreciated damaged assets of approximately $20,000. No additional insurance proceeds are anticipated to be received.

Total revenues increased for the three month period ended September 30, 2009 due to an increase in both rental income and other income.  Rental income increased due to an increase in occupancy and a decrease in bad debt expense.  Other income increased due to an increase in parking income and non-refundable administrative fees as a result of increased occupancy.  Total revenues decreased for the nine month period ended September 30, 2009 due to decreases in both rental income and other income.  Rental income decreased due to a decrease in occupancy and a decrease in the average rental rate.  Other income decreased due to a decrease in resident fees and utility reimbursements received from residents.

Total expenses increased for both the three and nine month periods ended September 30, 2009 primarily due to increases in depreciation, operating and interest expenses, partially offset by a decrease in property tax expense. For the nine month period the increase in total expenses was also partially offset by a decrease in general and administrative expense. General and administrative expense remained relatively constant for the three month period. Depreciation expense increased for both the three and nine month periods due to property improvements and replacements being placed into service during the last half of 2008. Operating expense increased for both the three and nine month periods primarily as a result of increases in property, maintenance, advertising and administrative expenses. For the nine month period, the increase in operating expense was partially offset by a decrease in management fee expense.  The increase in property expense is primarily due to an increase in cable, water and sewer expenses as a result of increased occupancy during the third quarter.  The increase in maintenance expense is primarily due to an increase in parts and supplies used to prepare apartment units for rent, interior painting and for the nine month period an increase in expenses incurred from water damage due to frozen water pipes in December 2008. Advertising expense increased primarily due to an increase in national web advertising and leasing promotions to improve occupancy at the investment property.  Administrative expense increased for both the three month and nine month periods due to real estate tax consulting services associated with appealing the property’s 2008 real estate taxes. Administrative expense also increased for the three month period due to an increase in applicant screening expense, partially offset by a decrease in temporary agency help, and for the nine month period due to an increase in business permits.  Management fee expense decreased for the nine month period due to a decrease in rental income on which the fee is based.  Interest expense increased for both the three and nine month periods due to an increase in interest on advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, during the second half of 2008 and nine months ended September 30, 2009.  Property tax expense decreased for both periods as a result of a successful appeal of the 2008 real estate taxes resulting in a reduction of the accrual for the 2008 taxes in the third quarter of 2009.

General and administrative expense decreased for the nine month period ended September 30, 2009 primarily as a result of a decrease in reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  The decrease in reimbursements is due to a decrease in the costs incurred by the Managing General Partner.  The asset management fee is calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement was 0.50% for both 2009 and 2008.  Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $90,000 compared to approximately $208,000 at December 31, 2008. Cash and cash equivalents decreased approximately $118,000 from December 31, 2008. The decrease is due to approximately $345,000 of cash used in investing activities partially offset by approximately $108,000 of cash provided by operating activities and approximately $119,000 of cash provided by financing activities. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $285,000 during the nine months ended September 30, 2009 to assist with operating expenses at Lewis Park Apartments. The Partnership received an advance of approximately $1,144,000 during the nine months ended September 30, 2008 to assist with the payment of capital improvements at Lewis Park Apartments. At September 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,682,000 and $1,290,000, respectively. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at September 30, 2009 ranged from 9.58% to 11.19%. Interest expense was approximately $107,000 and $7,000 for the nine months ended September 30, 2009 and 2008, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2009 the Partnership received an additional advance of approximately $274,000 to assist with payment of real estate taxes and Partnership expenses.

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

During the nine months ended September 30, 2009, the Partnership completed approximately $540,000 of capital expenditures at Lewis Park Apartments, consisting primarily of floor covering replacements, interior improvements, common area painting, roof replacements and plumbing fixture upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any short-term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $4,039,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership made no distributions to the partners during the nine months ended September 30, 2009 or 2008.  Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at September 30, 2009, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit additional distributions to its partners during 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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