Form 10-K
period 2009-12-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2010-03-30
CIK 745538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") is a publicly-held limited partnership organized on April 30, 1984, under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts. The general partner of the Partnership is HCW General Partner Ltd., (the "General Partner"). The General Partner is a Texas limited partnership whose sole general partner is IH, Inc. (the "Managing General Partner"). The Managing General Partner is an indirect wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO") which is a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on October 31, 2024 unless terminated prior to such date.

The Partnership is engaged in the business of operating and holding real estate properties for investment. From 1984 through 1986, during its acquisition phase, the Partnership acquired one existing apartment complex and one existing commercial property. At December 31, 2009, the Partnership continues to operate the apartment complex (see "Item 2. Property").

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lewis Park
Apartments	$13,165	$ 9,755	5-40 yrs	S/L	$ 5,040

See "Item 8. Financial Statements and Supplementary Data, Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loan encumbering the Partnership’s property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate	Amortized	Date	Maturity(1)
	(in thousands)				(in thousands)

Lewis Park
Apartments
1st mortgage	$3,981	8.08%	20 yrs	09/20	$ --

(1)   See "Item 8. Financial Statements and Supplementary Data – Note E – Mortgage Note Payable" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2009 and 2008 for the property:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2009	2008	2009	2008

Lewis Park Apartments (1)	$8,322	$8,410	68%	69%

(1)   The Managing General Partner attributes the low average occupancy at Lewis Park Apartments to increased competition due to the addition of several new communities in the area and decreased enrollment at the local university. The Managing General Partner implemented an aggressive marketing plan during 2009 in an effort to attract new tenants, primarily through offering additional amenities to the residents, including free internet, cable, water and trash. The Managing General Partner also implemented a resident referral program, increased advertising and held an open house to promote the property improvements to the public and help increase renewals for the fall school year. Actual occupancy as of December 31, 2009 was 85.1%.

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2009 for the property were:

	2009	2009
	Billing	Rate
	(in thousands)

Lewis Park Apartments (1)	$ 263	8.05%

(1)  Tax billings are for the fiscal year ended December 31, 2008 paid during 2009.

Capital Improvements

The Partnership completed approximately $975,000 of capital expenditures at Lewis Park Apartments during the year ended December 31, 2009, consisting primarily of floor covering replacements, building improvements, common area painting and plumbing fixture upgrades.  These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L. P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that the capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant's Common Equity and Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 15,698 limited partnership units (the “Units”) aggregating $15,698,000. The Partnership currently has 783 holders of record owning an aggregate of 15,693 Units. Affiliates of the Managing General Partner owned 6,227 units or 39.68% at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions to the partners during the years ended December 31, 2009 or 2008. Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at December 31, 2009, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2010 or subsequent periods. See “Item 2. Property” for information related to anticipated capital expenditures at the Partnership’s property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 Units in the Partnership representing 39.68% of the outstanding Units as of December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized a net loss of approximately $641,000 for the year ended December 31, 2009 compared with a net loss of approximately $520,000 for the year ended December 31, 2008. The increase in net loss for the year ending December 31, 2009 was due to a decrease in total revenues and an increase in total expenses, partially offset by the recognition of a casualty gain.

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages were approximately $527,000, including clean up costs of approximately $49,000. The clean up costs are included in operating expense for the year ended December 31, 2009. Insurance proceeds of approximately $469,000 were received during the year ended December 31, 2009, which includes approximately $49,000 in proceeds for clean up costs. The Partnership recognized a casualty gain of approximately $398,000 during the year ended December 31, 2009, as a result of the receipt of insurance proceeds of approximately $420,000, net of the write off of undepreciated damaged assets of approximately $22,000. In February 2010, the Partnership received additional insurance proceeds of approximately $48,000 and expects to recognize an additional casualty gain of approximately $47,000 during the first quarter of 2010 as a result of the write-off of additional undepreciated assets of approximately $1,000. No additional insurance proceeds are anticipated to be received.

Total revenues decreased for the year ended December 31, 2009 due to decreases in both rental income and other income. Rental income decreased due to a decrease in the average rental rate and a decrease in occupancy, partially offset by a decrease in bad debt expense. Other income decreased due to a decrease in cleaning and damage fees, lease cancellation fees and utility reimbursements received from residents, partially offset by an increase in application fees and non-refundable administration fees.

Total expenses increased for the year ended December 31, 2009 due to increases in operating, depreciation and interest expenses, partially offset by a decrease in general and administrative expenses. Property tax expense remained relatively constant for the comparable periods.  Operating expenses increased due to increases in advertising, property, property administrative and maintenance expenses.  Advertising expense increased due to increases in leasing promotions and national web advertising to improve occupancy at the investment property.  Property expense increased due to increases in water, sewer and cable expenses as a result of these expenses now being paid by the property and an increase in salaries and related benefits. Property administrative expense increased due to increases in real estate tax consulting services associated with appealing the property’s 2008 real estate taxes, fees paid to the city of Carbondale for rental property inspections and an increase in application screening costs, partially offset by a decrease in credit card service fees as a result of no longer accepting credit card payments from residents in 2009. Maintenance expense increased primarily due to an increase in parts and supplies used to prepare apartment units for rent and an increase in expenses incurred from water damage due to frozen water pipes in December 2008. Depreciation expense increased due to property improvements and replacements being placed into service during the last half of 2008 and the year ended December 31, 2009. Interest expense increased due to an increase in interest on advances received from AIMCO Properties, L. P., an affiliate of the Managing General Partner, during the year ending December 31, 2009, as a result of an increase in the average outstanding advance balance.

General and administrative expense decreased due to decreases in asset management fees, reimbursements to the Managing General Partner as allowed under the Partnership Agreement and legal fees. The decrease in reimbursements is due to a decrease in the costs incurred by the Managing General Partner. The decrease in legal fees is due to a decrease in legal costs associated with partnership administration. Included in general and administrative expense is the asset management fee, which is calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement was 0.50% for both 2009 and 2008. The decrease in asset management fees is a result of a decrease in the tangible asset value on which the fee is based. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses as well as reimbursements to the Managing General Partner as allowed under the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $169,000 compared to approximately $208,000 at December 31, 2008. Cash and cash equivalents decreased approximately $39,000 from December 31, 2008. The decrease is due to approximately $377,000 and $17,000 of cash used in investing and operating activities, respectively, partially offset by approximately $355,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage encumbering Lewis Park Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership completed approximately $975,000 of capital expenditures at Lewis Park Apartments during the year ended December 31, 2009, consisting primarily of floor covering replacements, building improvements, common area painting and plumbing fixture upgrades.  These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L. P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that the capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $579,000 during the year ended December 31, 2009 to assist with operating expenses, real estate taxes and capital expenditures at Lewis Park Apartments.  During the year ended December 31, 2008, the Partnership received an advance of approximately $1,251,000 to assist with the payment of capital improvements and operations for Lewis Park Apartments. There were no payments made during the years ended December 31, 2009 or 2008. At December 31, 2009 and 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,026,000 and $1,290,000, respectively. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2009 ranged from 9.44% to 11.19%.  Interest expense was approximately $157,000 and $39,000 for the years ended December 31, 2009 and 2008, respectively. The Partnership may receive additional advances of funds from AIMCO Properties L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009 the Partnership received an additional advance of approximately $73,000 to assist with payment of casualty invoices owed prior to receipt of insurance proceeds.

The Partnership's assets are thought to be generally sufficient for any short-term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $3,981,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership made no distributions to the partners during the years ended December 31, 2009 or 2008. Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at December 31, 2009, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2010 or subsequent periods. See “Item 2. Property” for information related to anticipated capital expenditures at the Partnership’s property.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' Deficit - Years ended

December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

HCW Pension Real Estate Fund Limited Partnership

We have audited the accompanying balance sheets of HCW Pension Real Estate Fund Limited Partnership as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HCW Pension Real Estate Fund Limited Partnership at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 30, 2010

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 169	$ 208
Receivables and deposits	108	100
Other assets	107	105
Investment property (Notes D and E):
Land	621	621
Buildings and related personal property	12,544	11,807
	13,165	12,428
Less accumulated depreciation	(9,755)	(9,250)
	3,410	3,178
	$ 3,794	$ 3,591

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 238	$ 15
Tenant security deposit liabilities	105	71
Accrued property taxes	305	293
Other liabilities	140	124
Due to affiliates (Note C)	2,106	1,323
Mortgage note payable (Note E)	3,981	4,205
	6,875	6,031

Partners' Deficit
General partner	(196)	(183)
Limited partners (15,693 units issued and
outstanding)	(2,885)	(2,257)
	(3,081)	(2,440)
	$ 3,794	$ 3,591

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 1,506	$ 1,522
Other income	176	207
Total revenues	1,682	1,729

Expenses:
Operating	1,124	877
General and administrative	105	154
Depreciation	721	545
Property taxes	275	281
Interest	496	392
Total expenses	2,721	2,249

Casualty gain (Note F)	398	--

Net loss (Note B)	$ (641)	$ (520)

Net loss allocated to general partner (2%)	$ (13)	$ (10)

Net loss allocated to limited partners (98%)	(628)	(510)

	$ (641)	$ (520)

Net loss per limited partnership unit	$(40.02)	$(32.50)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2007	15,693	$ (173)	$(1,747)	$(1,920)

Net loss for the year ended
December 31, 2008	--	(10)	(510)	(520)

Partners' deficit at
December 31, 2008	15,693	(183)	(2,257)	(2,440)

Net loss for the year ended
December 31, 2009	--	(13)	(628)	(641)

Partners’ deficit at
December 31, 2009	15,693	$ (196)	$(2,885)	$(3,081)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (641)	$ (520)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	721	545
Amortization of loan costs	4	4
Bad debt expense	13	43
Casualty gain	(398)	--
Change in accounts:
Receivables and deposits	(21)	(41)
Other assets	(6)	--
Accounts payable	45	5
Tenant security deposit liabilities	34	(15)
Accrued property taxes	12	8
Other liabilities	16	(39)
Due to affiliates	204	72
Net cash (used in) provided by operating activities	(17)	62

Cash flows from investing activities:
Property improvements and replacements	(797)	(1,208)
Insurance proceeds received	420	--
Net cash used in investing activities	(377)	(1,208)

Cash flows from financing activities:
Payments on mortgage note payable	(224)	(206)
Advances from affiliates	579	1,251
Net cash provided by financing activities	355	1,045

Net decrease in cash and cash equivalents	(39)	(101)

Cash and cash equivalents at beginning of year	208	309

Cash and cash equivalents at end of year	$ 169	$ 208

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 336	$ 349
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 178	$ --

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

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

Subsequent Events: The Partnership’s’ management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative. Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt.  The Partnership's allocations for 2009 and 2008 have been made in accordance with these provisions.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years, and (2) personal property additions over 5 years, and (3) land improvements over 15 years.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $125,000 and $155,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Deferred Costs: At both December 31, 2009 and 2008, loan costs of approximately $86,000 are included in other assets in the accompanying balance sheets and are being amortized over the term of the related loan agreement. Amortization expense is included in interest expense. Amortization expense for the years ended December 31, 2009 and 2008 was approximately $4,000.  Accumulated amortization of approximately $40,000 and $36,000 at December 31, 2009 and 2008, respectively, is included in other assets.  Amortization expense is expected to be approximately $4,000 for each of the years 2010 through 2014.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes and operating costs during the years ended December 31, 2009 and 2008. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. At December 31, 2009, the fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate was approximately $4,392,000.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs for the investment property of approximately $60,000 and $36,000 for the years ended December 31, 2009 and 2008, respectively, were charged to operating expense.

Segment Reporting: FASB ASC 280-10, “Segment Reporting”, established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in FASB ASC 280-10, the Partnership has only one reportable segment.

Note B - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2009	2008
Net loss as reported	$ (641)	$ (520)
Add (deduct)
Depreciation differences	125	135
Other	(434)	6
Unearned income	7	(35)
Federal taxable loss	$ (943)	$ (414)
Federal taxable loss
per limited partnership unit	$ --	$(11.32)

For 2009, allocation under Internal Revenue Code Section 704(b) results in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2009	2008
Net liabilities as reported	$(3,081)	$(2,440)
Investment property at cost	35	277
Accumulated depreciation	1,595	1,686
Syndication	1,708	1,708
Other	106	75

Net assets - tax basis	$ 363	$ 1,306

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $84,000 and $85,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expenses. At December 31, 2009 the Partnership owed approximately $3,000 of property management fees which is included in due to affiliates. No such fees were owed at December 31, 2008.

An affiliate of the Managing General Partner earned asset management fees amounting to approximately $10,000 and $22,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses.  The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement was 0.50% for both 2009 and 2008.  At December 31, 2009 the Partnership owed approximately $8,000 of asset management fees which is included in due to affiliates. At December 31, 2008 the Partnership had prepaid approximately $2,000 of asset management fees which is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $34,000 and $63,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses. At December 31, 2009 and 2008, the Partnership owed approximately $69,000 and $35,000, respectively, of accountable administrative expenses which is included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $579,000 during the year ended December 31, 2009 to assist with operating expenses, real estate taxes and capital expenditures at Lewis Park Apartments.  During the year ended December 31, 2008 the Partnership received an advance of approximately $1,251,000 to assist with the payment of capital improvements and operations for Lewis Park Apartments. There were no payments made during the years ended December 31, 2009 or 2008. At December 31, 2009 and 2008, the total advances and accrued interest due to AIMCO Properties, L.P., was approximately $2,026,000 and $1,290,000, respectively. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2009 ranged from 9.44% to 11.19%.  Interest expense was approximately $157,000 and $39,000 for the years ended December 31, 2009 and 2008, respectively. The Partnership may receive additional advances of funds from AIMCO Properties L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2009 the Partnership received an additional advance of approximately $73,000 to assist with payment of casualty invoices owed prior to receipt of insurance proceeds.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $62,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrance	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lewis Park Apartments	$3,981	$ 621	$7,840	$4,704

Gross Amount At Which
Carried
At December 31, 2009
(in thousands)

Buildings
And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
Lewis Park				(in thousands)
Apartments	$621	$12,544	$13,165	$9,755	1972	11/86	5-40

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Property
Balance at beginning of year	$12,428	$11,220
Property improvements and replacements	975	1,208
Property dispositions	(238)	--
Balance at end of year	$13,165	$12,428

Accumulated Depreciation
Balance at beginning of year	$ 9,250	$ 8,705
Additions charged to expense	721	545
Property dispositions	(216)	--
Balance at end of year	$ 9,755	$ 9,250

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $13,200,000 and $12,705,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $8,160,000 and $7,564,000, respectively.

Note E - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2009	2008	Interest	Rate	Date	Maturity
	(in thousands)					(in thousands)
Lewis Park
Apartments
1st mortgage	$3,981	$4,205	$ 46	8.08%	09/20	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership's rental property and by pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2009, are as follows (in thousands):

2010	$ 243
2011	263
2012	285
2013	308
2014	335
Thereafter	2,547
Total	$3,981

Note F – Casualty Events

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages were approximately $527,000, including clean up costs of approximately $49,000. The clean up costs are included in operating expenses for the year ended December 31, 2009. Insurance proceeds of approximately $469,000 were received during the year ended December 31, 2009, which includes approximately $49,000 in proceeds for clean up costs. The Partnership recognized a casualty gain of approximately $398,000 during the year ended December 31, 2009, as a result of the receipt of insurance proceeds of approximately $420,000, net of the write off of undepreciated damaged assets of approximately $22,000. In February 2010, the Partnership received additional insurance proceeds of approximately $48,000 and expects to recognize an additional casualty gain of approximately $47,000 during the first quarter of 2010 as a result of the write-off of additional undepreciated assets of approximately $1,000.  No additional insurance proceeds are anticipated to be received.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	38	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant, during the years ended December 31, 2009 and 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2009.

Entity	Number of Units	Percentage

Cooper River Properties, LLC
(an affiliate of AIMCO)	1,741	11.09%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	4,409	28.10%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	72	0.46%
Liquidity Assistance, LLC
(an affiliate of AIMCO)	5	0.03%

Cooper River Properties, LLC, AIMCO IPLP, L.P. and Liquidity Assistance, LLC are all indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29601.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $84,000 and $85,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expenses. At December 31, 2009 the Partnership owed approximately $3,000 of property management fees which is included in due to affiliates. No such fees were owed at December 31, 2008.

An affiliate of the Managing General Partner earned asset management fees amounting to approximately $10,000 and $22,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses.  The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement was 0.50% for both 2009 and 2008.  At December 31, 2009 the Partnership owed approximately $8,000 of asset management fees which is included in due to affiliates. At December 31, 2008 the Partnership had prepaid approximately $2,000 of asset management fees which is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $34,000 and $63,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses. At December 31, 2009 and 2008, the Partnership owed approximately $69,000 and $35,000, respectively, of accountable administrative expenses which is included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $579,000 during the year ended December 31, 2009 to assist with operating expenses, real estate taxes and capital expenditures at Lewis Park Apartments.  During the year ended December 31, 2008 the Partnership received an advance of approximately $1,251,000 to assist with the payment of capital improvements and operations for Lewis Park Apartments. There were no payments made during the years ended December 31, 2009 or 2008. At December 31, 2009 and 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,026,000 and $1,290,000, respectively. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2009 ranged from 9.44% to 11.19%.  Interest expense was approximately $157,000 and $39,000 for the years ended December 31, 2009 and 2008, respectively. The Partnership may receive additional advances of funds from AIMCO Properties L.P.. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2009 the Partnership received an additional advance of approximately $73,000 to assist with payment of casualty invoices owed prior to receipt of insurance proceeds.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $62,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $42,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $6,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009 and 2008.

Statements of Changes in Partners' Deficit for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

See Exhibit index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 30, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 30, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 30, 2010
Stephen B. Waters	Accounting

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