Form 10-Q
period 2010-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2010-05-17
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 218	$ 169
Receivables and deposits	119	108
Other assets	178	107
Investment property:
Land	621	621
Buildings and related personal property	12,562	12,544
	13,183	13,165
Less accumulated depreciation	(9,942)	(9,755)
	3,241	3,410
	$ 3,756	$ 3,794

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 165	$ 238
Tenant security deposit liabilities	116	105
Accrued property taxes	374	305
Other liabilities	141	140
Due to affiliates (Note B)	2,247	2,106
Mortgage note payable	3,922	3,981
	6,965	6,875

Partners' Deficit
General partner	(199)	(196)
Limited partners (15,693 units issued and
outstanding)	(3,010)	(2,885)
	(3,209)	(3,081)
	$ 3,756	$ 3,794

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 471	$ 331
Other income	90	26
Total revenues	561	357

Expenses:
Operating	301	176
General and administrative	38	34
Depreciation	194	173
Property taxes	69	76
Interest	134	117
Total expenses	736	576

Casualty gain (Note D)	47	--

Net loss	$ (128)	$ (219)

Net loss allocated to general partner (2%)	$ (3)	$ (4)
Net loss allocated to limited partners (98%)	(125)	(215)
	$ (128)	$ (219)

Net loss per limited partnership unit	$ (7.97)	$(13.70)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2009	15,693	$ (196)	$(2,885)	$(3,081)

Net loss for the three months
ended March 31, 2010	--	(3)	(125)	(128)

Partners' deficit at
March 31, 2010	15,693	$ (199)	$(3,010)	$(3,209)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (128)	$ (219)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	194	173
Amortization of loan costs	1	1
Casualty gain	(47)	--
Change in accounts:
Receivables and deposits	(11)	24
Other assets	(72)	(24)
Accounts payable	89	45
Tenant security deposit liabilities	11	(3)
Accrued property taxes	69	76
Other liabilities	1	1
Due to affiliates	68	50
Net cash provided by operating activities	175	124

Cash flows from investing activities:
Property improvements and replacements	(188)	(6)
Insurance proceeds received	48	--
Net cash used in investing activities	(140)	(6)

Cash flows from financing activities:
Payments on mortgage note payable	(59)	(54)
Advances from affiliates	73	20
Net cash provided by (used in) financing activities	14	(34)

Net increase in cash and cash equivalents	49	84

Cash and cash equivalents at beginning of period	169	208

Cash and cash equivalents at end of period	$ 218	$ 292

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 80	$ 85

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 16	$ --

Included in property improvements and replacements for the three months ended March 31, 2010 are approximately $178,000 of property improvements and replacements which were included in accounts payable at December 31, 2009.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $27,000 and $19,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in operating expenses. At December 31, 2009, the Partnership owed approximately $3,000 of property management fees which is included in due to affiliates. No such fees were owed at March 31, 2010.

An affiliate of the Managing General Partner charged the Partnership asset management fees amounting to approximately $9,000 and $6,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in general and administrative expenses. The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2010 and 2009. At March 31, 2010 and December 31, 2009, the Partnership owed approximately $17,000 and $8,000, respectively, of asset management fees which are included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $9,000 and $12,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in general and administrative expenses. At March 31, 2010 and December 31, 2009, the Partnership owed approximately $78,000 and $69,000, respectively, of accountable administrative expenses which are included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $73,000 and $20,000 during the three months ended March 31, 2010 and 2009, respectively, to assist with capital expenditures and operating expenses at Lewis Park Apartments. At March 31, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,152,000 and $2,026,000, respectively. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2010 ranged from 9.44% to 11.19%. Interest expense was approximately $53,000 and $31,000 for the three months ended March 31, 2010 and 2009, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, the Partnership received an additional advance of approximately $12,000 to fund operating expenses at Lewis Park Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $49,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $37,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. At March 31, 2010, the fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate was approximately $4,318,000.

Note D – Casualty Event

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages were approximately $527,000, including clean up costs of approximately $49,000. The clean up costs were included in operating expenses for the year ended December 31, 2009. Insurance proceeds of approximately $469,000 were received during the year ended December 31, 2009, which includes approximately $49,000 in proceeds for clean up costs. The Partnership recognized a casualty gain of approximately $398,000 during the year ended December 31, 2009, as a result of the receipt of insurance proceeds of approximately $420,000, net of the write off of undepreciated damaged assets of approximately $22,000. During the three months ended March 31, 2010, the Partnership recognized an additional casualty gain of approximately $47,000 as a result of the receipt of additional insurance proceeds of approximately $48,000 net of the write-off of additional undepreciated assets of approximately $1,000.  No additional insurance proceeds are anticipated to be received.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership’s investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Lewis Park Apartments	86%	58%
Carbondale, Illinois

The Managing General Partner attributes the increase in occupancy at Lewis Park Apartments to improvements to the appearance of the property and an improved marketing plan. The Managing General Partner implemented an aggressive marketing plan during 2009 in an effort to attract new tenants, primarily through offering additional amenities to the residents, including free internet, cable, water and trash. The Managing General Partner implemented a resident referral program, increased advertising and held an open house to promote the property improvements to the public and help increase renewals for the fall school year.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership’s financial results.

Results of Operations

The Partnership recognized a net loss of approximately $128,000 for the three months ended March 31, 2010 compared with a net loss of approximately $219,000 for the three months ended March 31, 2009.  The decrease in net loss is due to an increase in total revenues and the recognition of a casualty gain in 2010, partially offset by an increase in total expenses.

Total revenues increased for the three months ended March 31, 2010 due to increases in both rental income and other income.  Rental income increased due to an increase in occupancy, partially offset by a decrease in the average rental rate at Lewis Park Apartments. Other income increased due to increases in cable television reimbursements, lease cancellation fees and application fees.

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages were approximately $527,000, including clean up costs of approximately $49,000. The clean up costs were included in operating expenses for the year ended December 31, 2009. Insurance proceeds of approximately $469,000 were received during the year ended December 31, 2009, which includes approximately $49,000 in proceeds for clean up costs. The Partnership recognized a casualty gain of approximately $398,000 during the year ended December 31, 2009, as a result of the receipt of insurance proceeds of approximately $420,000, net of the write off of undepreciated damaged assets of approximately $22,000. During the three months ended March 31, 2010, the Partnership recognized an additional casualty gain of approximately $47,000 as a result of the receipt of additional insurance proceeds of approximately $48,000 net of the write-off of additional undepreciated assets of approximately $1,000. No additional insurance proceeds are anticipated to be received.

Total expenses increased due to increases in operating, depreciation and interest expenses, partially offset by a decrease in property tax expense. General and administrative expense remained relatively constant for the comparable period. The increase in operating expense was due to increases in the use of contract services to prepare apartment units for rent, water and sewer charges resulting from increased occupancy, salaries and related benefits, the addition of WiFi service at the property, an increase in resident eviction costs and an increase in hazard insurance premiums.  Depreciation expense increased due to property improvements and replacements being placed into service during 2009.  Interest expense increased primarily due to an increase in interest on advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of an increase in the average outstanding advance balance. Property tax expense decreased due to a decrease in the assessed value of the property.

Included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, an asset management fee which is calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $218,000 compared to approximately $169,000 at December 31, 2009.  Cash and cash equivalents increased approximately $49,000 due to approximately $175,000 and $14,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $140,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage encumbering Lewis Park Apartments. Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $73,000 and $20,000 during the three months ended March 31, 2010 and 2009, respectively, to assist with capital expenditures and operating expenses at Lewis Park Apartments. At March 31, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,152,000 and $2,026,000, respectively. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2010 ranged from 9.44% to 11.19%. Interest expense was approximately $53,000 and $31,000 for the three months ended March 31, 2010 and 2009, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, the Partnership received an additional advance of approximately $12,000 to fund operating expenses at Lewis Park Apartments.

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

During the three months ended March 31, 2010, the Partnership completed approximately $26,000 of capital expenditures at Lewis Park Apartments, consisting primarily of floor covering replacements and swimming pool upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any short-term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $3,922,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership made no distributions to the partners during the three months ended March 31, 2010 or 2009. Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at March 31, 2010, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of March 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: May 17, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 17, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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