Form 10-Q
period 2010-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2010-08-13
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

(864) 239-1000
(Registrant's telephone number, including area code)

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 131	$ 169
Receivables and deposits	137	108
Other assets	154	107
Investment property:
Land	621	621
Buildings and related personal property	12,616	12,544
	13,237	13,165
Less accumulated depreciation	(10,136)	(9,755)
	3,101	3,410
	$ 3,523	$ 3,794

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 72	$ 238
Tenant security deposit liabilities	130	105
Accrued property taxes	443	305
Other liabilities	118	140
Due to affiliates (Note B)	2,332	2,106
Mortgage note payable	3,862	3,981
	6,957	6,875

Partners' Deficit
General partner	(203)	(196)
Limited partners (15,693 units issued and
outstanding)	(3,231)	(2,885)
	(3,434)	(3,081)
	$ 3,523	$ 3,794

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 450	$ 284	$ 921	$ 615
Other income	43	44	133	70
Total revenues	493	328	1,054	685

Expenses:
Operating	288	246	589	422
General and administrative	32	20	70	54
Depreciation	194	175	388	348
Property taxes	70	76	139	152
Interest	134	123	268	240
Total expenses	718	640	1,454	1,216

Casualty gain (Note D)	--	--	47	--

Net loss	$ (225)	$ (312)	$ (353)	$ (531)

Net loss allocated to
general partner (2%)	$ (4)	$ (6)	$ (7)	$ (11)
Net loss allocated to
limited partners (98%)	(221)	(306)	(346)	(520)

	$ (225)	$ (312)	$ (353)	$ (531)

Net loss per limited
partnership unit	$(14.08)	$(19.50)	$(22.05)	$(33.14)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2009	15,693	$ (196)	$(2,885)	$(3,081)

Net loss for the six months
ended June 30, 2010	--	(7)	(346)	(353)

Partners' deficit at
June 30, 2010	15,693	$ (203)	$(3,231)	$(3,434)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (353)	$ (531)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	388	348
Amortization of loan costs	2	2
Bad debt expense	16	17
Casualty gain	(47)	--
Change in accounts:
Receivables and deposits	(45)	(19)
Other assets	(49)	(18)
Accounts payable	3	21
Tenant security deposit liabilities	25	17
Accrued property taxes	138	152
Other liabilities	(22)	(29)
Due to affiliates	138	89
Net cash provided by operating activities	194	49

Cash flows from investing activities:
Property improvements and replacements	(249)	(102)
Insurance proceeds received	48	--
Net cash used in investing activities	(201)	(102)

Cash flows from financing activities:
Advances from affiliate	88	210
Payments on mortgage note payable	(119)	(110)
Net cash (used in) provided by financing activities	(31)	100

Net (decrease) increase in cash and cash equivalents	(38)	47

Cash and cash equivalents at beginning of period	169	208
Cash and cash equivalents at end of period	$ 131	$ 255

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 159	$ 168
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 9	$ 116

Included in property improvements and replacements for the six months ended June 30, 2010 are approximately $178,000 of property improvements and replacements which were included in accounts payable at December 31, 2009.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $53,000 and $33,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in operating expenses. At December 31, 2009, the Partnership owed approximately $3,000 of property management fees which is included in due to affiliates. No such fees were owed at June 30, 2010.

An affiliate of the Managing General Partner charged the Partnership asset management fees amounting to approximately $14,000 and $4,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in general and administrative expenses. The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2010 and 2009. At June 30, 2010 and December 31, 2009, the Partnership owed approximately $22,000 and $8,000, respectively, of asset management fees which are included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $19,000 and $18,000 for the six months ended June 30, 2010 and 2009, respectively, which are included in general and administrative expenses. At June 30, 2010 and December 31, 2009, the Partnership owed approximately $88,000 and $69,000, respectively, of accountable administrative expenses which are included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $88,000 and $210,000 during the six months ended June 30, 2010 and 2009, respectively, to assist with capital expenditures and operating expenses at Lewis Park Apartments. At June 30, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,222,000 and $2,026,000, respectively. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2010 ranged from 9.44% to 11.19%. Interest expense was approximately $108,000 and $67,000 for the six months ended June 30, 2010 and 2009, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2010, the Partnership received an additional advance of approximately $30,000 to fund operating expenses at Lewis Park Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $55,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $37,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing mortgage notes payable. At June 30, 2010, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $4,395,000.

Note D – Casualty Event

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages were approximately $527,000, including clean up costs of approximately $49,000. The clean up costs were included in operating expenses for the year ended December 31, 2009. Insurance proceeds of approximately $469,000 were received during the year ended December 31, 2009, which includes approximately $49,000 in proceeds for clean up costs. The Partnership recognized a casualty gain of approximately $398,000 during the year ended December 31, 2009, as a result of the receipt of insurance proceeds of approximately $420,000, net of the write off of undepreciated damaged assets of approximately $22,000. During the six months ended June 30, 2010, the Partnership recognized an additional casualty gain of approximately $47,000 as a result of the receipt of additional insurance proceeds of approximately $48,000 net of the write-off of additional undepreciated assets of approximately $1,000.  No additional insurance proceeds are anticipated to be received.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership’s investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Lewis Park Apartments	85%	56%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2010 was approximately $225,000 and $353,000, respectively, compared with a net loss of approximately $312,000 and $531,000 for the three and six months ended June 30, 2009, respectively.  The decrease in net loss for both the three and six month periods ended June 30, 2010 is due to an increase in total revenues partially offset by an increase in total expenses.  The decrease in net loss for the six months ended June 30, 2010 is also due to the recognition of a casualty gain in 2010.

Total revenues increased for the three and six months ended June 30, 2010 due to an increase in rental income.  Total revenues also increased for the six months ended June 30, 2010 due to an increase in other income. The increase in rental income for both periods is due to an increase in occupancy, partially offset by a decrease in the average rental rate at Lewis Park Apartments. Other income increased for the six months ended June 30, 2010 primarily due to the receipt of a non-recurring cable television reimbursement during 2010 and increases in lease cancellation and damage fees and application fees.

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages were approximately $527,000, including clean up costs of approximately $49,000. The clean up costs were included in operating expenses for the year ended December 31, 2009. Insurance proceeds of approximately $469,000 were received during the year ended December 31, 2009, which includes approximately $49,000 in proceeds for clean up costs. The Partnership recognized a casualty gain of approximately $398,000 during the year ended December 31, 2009, as a result of the receipt of insurance proceeds of approximately $420,000, net of the write off of undepreciated damaged assets of approximately $22,000. During the six months ended June 30, 2010, the Partnership recognized an additional casualty gain of approximately $47,000 as a result of the receipt of additional insurance proceeds of approximately $48,000 net of the write-off of additional undepreciated assets of approximately $1,000. No additional insurance proceeds are anticipated to be received.

Total expenses increased for the three and six months ended June 30, 2010 due to increases in operating, depreciation, interest and general and administrative expenses, partially offset by a decrease in property tax expense. Operating expense increased for both periods primarily as a result of increases in water and sewer charges resulting from increased occupancy, salaries and related benefits, the addition of WiFi service at the property and an increase in hazard insurance premiums. Depreciation expense increased for both periods due to property improvements and replacements being placed into service during the past twelve months. Interest expense increased for both periods primarily due to an increase in interest on advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of an increase in the average outstanding advance balance.  Property tax expense decreased for both periods due to a decrease in the assessed value of the property.

General and administrative expenses increased for both the three and six months ended June 30, 2010 primarily as a result of an increase in asset management fees.  The asset management fee is calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement was 0.50% for both 2010 and 2009. Also included in general and administrative expenses for the three and six months ended June 30, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $131,000 compared to approximately $169,000 at December 31, 2009. Cash and cash equivalents decreased approximately $38,000 due to approximately $201,000 and $31,000 of cash used in investing and financing activities, respectively, partially offset by approximately $194,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Lewis Park Apartments, partially offset by advances received from an affiliate of the Managing General Partner.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $88,000 and $210,000 during the six months ended June 30, 2010 and 2009, respectively, to assist with capital expenditures and operating expenses at Lewis Park Apartments. At June 30, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,222,000 and $2,026,000, respectively. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2010 ranged from 9.44% to 11.19%. Interest expense was approximately $108,000 and $67,000 for the six months ended June 30, 2010 and 2009, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2010, the Partnership received an additional advance of approximately $30,000 to fund operating expenses at Lewis Park Apartments.

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

During the six months ended June 30, 2010, the Partnership completed approximately $80,000 of capital expenditures at Lewis Park Apartments, consisting primarily of floor covering replacements and swimming pool upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any short-term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $3,862,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership made no distributions to the partners during the six months ended June 30, 2010 or 2009. Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at June 30, 2010, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of June 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: August 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2010	By: /s/Stephen B. Waters
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