Form 10-Q
period 2010-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2010-11-12
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 56	$ 169
Receivables and deposits	117	108
Other assets	129	107
Investment property:
Land	621	621
Buildings and related personal property	12,719	12,544
	13,340	13,165
Less accumulated depreciation	(10,330)	(9,755)
	3,010	3,410
	$ 3,312	$ 3,794

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 63	$ 238
Tenant security deposit liabilities	112	105
Accrued property taxes	170	305
Other liabilities	197	140
Due to affiliates (Note B)	2,487	2,106
Mortgage note payable	3,801	3,981
	6,830	6,875

Partners' Deficit
General partner	(205)	(196)
Limited partners (15,693 units issued and
outstanding)	(3,313)	(2,885)
	(3,518)	(3,081)
	$ 3,312	$ 3,794

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 482	$ 394	$ 1,403	$ 1,009
Other income	91	74	224	144
Total revenues	573	468	1,627	1,153

Expenses:
Operating	350	427	939	849
General and administrative	34	32	104	86
Depreciation	194	187	582	535
Property taxes	(58)	47	81	199
Interest	137	124	405	364
Total expenses	657	817	2,111	2,033

Casualty gain (Note D)	--	385	47	385

Net (loss) income	$ (84)	$ 36	$ (437)	$ (495)

Net (loss) income allocated
to general partner (2%)	$ (2)	$ 1	$ (9)	$ (10)
Net (loss) income allocated
to limited partners (98%)	(82)	35	(428)	(485)
	$ (84)	$ 36	$ (437)	$ (495)

Net (loss) income per limited
partnership unit	$ (5.22)	$ 2.23	$(27.27)	$(30.91)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2009	15,693	$ (196)	$(2,885)	$(3,081)

Net loss for the nine months
ended September 30, 2010	--	(9)	(428)	(437)

Partners' deficit at
September 30, 2010	15,693	$ (205)	$(3,313)	$(3,518)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (437)	$ (495)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	582	535
Amortization of loan costs	3	3
Casualty gain	(47)	(385)
Change in accounts:
Receivables and deposits	(9)	(67)
Other assets	(25)	(24)
Accounts payable	(5)	106
Tenant security deposit liabilities	7	29
Accrued property taxes	(135)	199
Other liabilities	57	60
Due to affiliates	191	147
Net cash provided by operating activities	182	108

Cash flows from investing activities:
Property improvements and replacements	(353)	(345)
Insurance proceeds received	48	--
Net cash used in investing activities	(305)	(345)

Cash flows from financing activities:
Payments on mortgage note payable	(180)	(166)
Advances from affiliate	190	285
Net cash provided by financing activities	10	119

Net decrease in cash and cash equivalents	(113)	(118)

Cash and cash equivalents at beginning of period	169	208

Cash and cash equivalents at end of period	$ 56	$ 90

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 237	$ 255
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 8	$ 195

Insurance proceeds held on deposit with mortgage lender	$ --	$ 469

Included in property improvements and replacements for the nine months ended September 30, 2010 are approximately $178,000 of property improvements and replacements which were included in accounts payable at December 31, 2009.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $81,000 and $55,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in operating expenses. At December 31, 2009, the Partnership owed approximately $3,000 of property management fees which is included in due to affiliates. No such fees were owed at September 30, 2010.

An affiliate of the Managing General Partner charged the Partnership asset management fees amounting to approximately $25,000 and $13,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in general and administrative expenses. The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2010 and 2009. At September 30, 2010 and December 31, 2009, the Partnership owed approximately $9,000 and $8,000, respectively, of asset management fees which are included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $27,000 for each of the nine months ended September 30, 2010 and 2009, which are included in general and administrative expenses. At September 30, 2010 and December 31, 2009, the Partnership owed approximately $96,000 and $69,000, respectively, of accountable administrative expenses which are included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $190,000 and $285,000 during the nine months ended September 30, 2010 and 2009, respectively, to assist with capital expenditures and operating expenses at Lewis Park Apartments. At September 30, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,382,000 and $2,026,000, respectively. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at September 30, 2010 ranged from 9.44% to 18.56%. Interest expense was approximately $166,000 and $107,000 for the nine months ended September 30, 2010 and 2009, respectively. Subsequent to September 30, 2010, the Partnership received an advance of approximately $26,000 to fund Partnership expenses and operating expenses at Lewis Park Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $55,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $37,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing mortgage notes payable. At September 30, 2010, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $4,414,000.

Note D – Casualty Event

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages were approximately $527,000, including clean up costs of approximately $64,000. The clean up costs were included in operating expenses for the three and nine months ended September 30, 2009. Insurance proceeds of approximately $469,000 were received during the three and nine months ended September 30, 2009, which included approximately $64,000 in proceeds for clean up costs, and were held by the mortgage lender until the repairs and clean up were completed. The Partnership recognized a casualty gain of approximately $398,000 during the year ended December 31, 2009, of which approximately $385,000 was recognized during the three and nine months ended September 30, 2009 as a result of the receipt of insurance proceeds of approximately $405,000, net of the write off of undepreciated damaged assets of approximately $20,000. During the nine months ended September 30, 2010, the Partnership recognized an additional casualty gain of approximately $47,000 as a result of the receipt of additional insurance proceeds of approximately $48,000 net of the write-off of additional undepreciated assets of approximately $1,000.  No additional insurance proceeds are anticipated to be received.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

Note F – Subsequent Event

Subsequent to September 30, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Lewis Park Apartments, which is projected to close during the first quarter of 2011 for a sales price of $10,100,000. The Partnership determined that certain held for sale criteria were not met at September 30, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

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

The Partnership’s investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Lewis Park Apartments	86%	61%
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

Results of Operations

The Partnership’s net loss was approximately $84,000 and $437,000 for the three and nine months ended September 30, 2010, respectively, compared with net income of approximately $36,000 and net loss of approximately $495,000 for the three and nine months ended September 30, 2009, respectively. The decrease in net income for the three months ended September 30, 2010 is due to the recognition of a casualty gain in 2009, partially offset by an increase in total revenues and a decrease in total expenses.  The decrease in net loss for the nine months ended September 30, 2010 is due to an increase in total revenues, partially offset by a decrease in casualty gain and an increase in total expenses.

Total revenues increased for the three and nine months ended September 30, 2010 due to an increase in both rental income and other income. The increase in rental income for both periods is due to an increase in occupancy, partially offset by a decrease in the average rental rate at Lewis Park Apartments. Other income increased for both periods due to an increase in cleaning and damage fees and pet related fees.  Other income also increased for the nine month period due to the receipt of a non-recurring cable television reimbursement during 2010.

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages were approximately $527,000, including clean up costs of approximately $64,000. The clean up costs were included in operating expenses for the three and nine months ended September 30, 2009. Insurance proceeds of approximately $469,000 were received during the three and nine months ended September 30, 2009, which included approximately $64,000 in proceeds for clean up costs, and were held by the mortgage lender until the repairs and clean up were completed. The Partnership recognized a casualty gain of approximately $398,000 during the year ended December 31, 2009, of which approximately $385,000 was recognized during the three and nine months ended September 30, 2009 as a result of the receipt of insurance proceeds of approximately $405,000, net of the write off of undepreciated damaged assets of approximately $20,000. During the nine months ended September 30, 2010, the Partnership recognized an additional casualty gain of approximately $47,000 as a result of the receipt of additional insurance proceeds of approximately $48,000 net of the write-off of additional undepreciated assets of approximately $1,000.  No additional insurance proceeds are anticipated to be received.

Total expenses decreased for the three months ended September 30, 2010 due to decreases in operating and property tax expenses, partially offset by increases in depreciation and interest expenses. General and administrative expenses remained relatively constant for the three month period. Total expenses increased for the nine months ended September 30, 2010 due to increases in operating, general and administrative, depreciation and interest expenses, partially offset by a decrease in property tax expense.  Operating expense decreased for the three month period primarily as a result of decreases in routine repair and maintenance, contract painting and cleaning and contract cable television costs, partially offset by increases in costs associated with WiFi service at the property, an increase in hazard insurance premiums and management fee expense due to an increase in revenues upon which the fee is based. Operating expense increased for the nine month period primarily due to an increase in water and sewer charges resulting from increased occupancy, the addition of WiFi service at the property and increases in hazard insurance premiums and management fee expense due to an increase in revenues upon which the fee is based. Depreciation expense increased for both periods due to property improvements and replacements being placed into service during the past twelve months. Interest expense increased for both periods primarily due to an increase in interest on advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of an increase in the average outstanding advance balance. Property tax expense decreased for both periods due to a decrease in the assessed value of the property. During the three months ended September 30, 2010 the Partnership successfully appealed the assessed value of Lewis Park Apartments resulting in a decrease of approximately $90,000 in property tax expense for the 2009 tax year paid in 2010 and a reduction in the accrual for 2010 taxes to be paid in 2011.

General and administrative expenses increased for the nine months ended September 30, 2010 primarily as a result of an increase in asset management fees.  The asset management fee is calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement was 0.50% for both 2010 and 2009. Also included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $56,000 compared to approximately $169,000 at December 31, 2009. Cash and cash equivalents decreased approximately $113,000 due to approximately $305,000 of cash used in investing activities, partially offset by approximately $182,000 and $10,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage encumbering Lewis Park Apartments.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $190,000 and $285,000 during the nine months ended September 30, 2010 and 2009, respectively, to assist with capital expenditures and operating expenses at Lewis Park Apartments. At September 30, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,382,000 and $2,026,000, respectively. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at September 30, 2010 ranged from 9.44% to 18.56%. Interest expense was approximately $166,000 and $107,000 for the nine months ended September 30, 2010 and 2009, respectively. Subsequent to September 30, 2010, the Partnership received an advance of approximately $26,000 to fund Partnership expenses and operating expenses at Lewis Park Apartments. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2010, the Partnership completed approximately $183,000 of capital expenditures at Lewis Park Apartments, consisting primarily of floor covering replacements and swimming pool upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any short-term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $3,801,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership made no distributions to the partners during the nine months ended September 30, 2010 or 2009. Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at September 30, 2010, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2010 or subsequent periods.

Subsequent to September 30, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Lewis Park Apartments, which is projected to close during the first quarter of 2011 for a sales price of $10,100,000. The Partnership determined that certain held for sale criteria were not met at September 30, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of September 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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

10.5              Purchase and Sale Contract dated October 22, 2010 between HCW Pension Real Estate Fund Limited Partnership, a Massachusetts limited partnership and Cardinal Group Investments, LLC, a Delaware limited liability company, filed in Current Report on Form 8-K dated October 22, 2010 and incorporated herein by reference.

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