Form 10-K
period 2010-12-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2011-03-28
CIK 745538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.     Business

HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") is a publicly-held limited partnership organized on April 30, 1984, under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts. The general partner of the Partnership is HCW General Partner Ltd., (the "General Partner"). The General Partner is a Texas limited partnership whose sole general partner is IH, Inc. (the "Managing General Partner"). The Managing General Partner is an indirect wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), which is a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on October 31, 2024 unless terminated prior to such date.

The Partnership is engaged in the business of operating and holding real estate properties for investment. From 1984 through 1986, during its acquisition phase, the Partnership acquired one existing apartment complex and one existing commercial property. At December 31, 2010, the Partnership continues to operate the apartment complex (see "Item 2. Property").

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lewis Park
Apartments	$13,354	$10,526	5-30 yrs	S/L	$ 4,750

See "Item 8. Financial Statements and Supplementary Data, Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loan encumbering the Partnership’s property.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2010	Rate	Amortized	Date	Maturity(1)
	(in thousands)				(in thousands)

Lewis Park Apartments
1st mortgage	$3,739	8.08%	20 yrs	09/20	$ --

(1)   See "Item 8. Financial Statements and Supplementary Data – Note E – Mortgage Note Payable" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Schedule of Rental Rates and Occupancy

Average annual rental rate and occupancy for 2010 and 2009 for the property:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2010	2009	2010	2009

Lewis Park Apartments (1)	$8,273	$8,322	88%	68%

(1)   The Managing General Partner attributes the increase in occupancy at Lewis Park Apartments to improvements to the appearance of the property and an improved marketing plan. The Managing General Partner implemented an aggressive marketing plan during 2009 in an effort to attract new tenants, primarily through offering additional amenities to the residents, including free internet, cable, water and trash removal. The Managing General Partner also implemented a resident referral program, increased advertising and held an open house to promote the property improvements to the public and help increase renewals for the 2010/2011 school years.

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

Schedule of Real Estate Taxes and Rate

Real estate taxes and rate in 2010 for the property were:

	2010	2010
	Billing	Rate
	(in thousands)

Lewis Park Apartments (1)	$ 215	8.00%

(1)  Tax billings are for the fiscal year ended December 31, 2009 paid during 2010.

Capital Improvements

The Partnership completed approximately $197,000 of capital expenditures at Lewis Park Apartments during the year ended December 31, 2010, consisting primarily of appliance and floor covering replacements, swimming pool upgrades, and HVAC upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that the capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

PART II

Item 5.     Market for the Registrant's Common Equity and Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 15,698 limited partnership units (the “Units”) aggregating $15,698,000. The Partnership currently has 773 holders of record owning an aggregate of 15,693 Units. Affiliates of the Managing General Partner owned 6,227 units or 39.68% at December 31, 2010. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions to the partners during the years ended December 31, 2010 or 2009. Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at December 31, 2010, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2011 or subsequent periods. See “Item 2. Property” for information related to anticipated capital expenditures at the Partnership’s property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 Units in the Partnership representing 39.68% of the outstanding Units as of December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized net losses of approximately $546,000 and $641,000 for the years ended December 31, 2010 and 2009, respectively. The decrease in net loss for the year ended December 31, 2010 was due to an increase in total revenues, partially offset by a decrease in the recognition of a casualty gain and an increase in total expenses.

Total revenues increased for the year ended December 31, 2010 due to increases in both rental and other income. Rental income increased due to an increase in occupancy, partially offset by a decrease in the average rental rate at Lewis Park Apartments. Other income increased due to the receipt of a non-recurring cable television reimbursement during 2010 and increases in cleaning and damage fees, pet related fees, lease cancellation fees and laundry income.

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages were approximately $527,000, including clean up costs of approximately $49,000. The clean up costs were included in operating expenses for the year ended December 31, 2009. Insurance proceeds of approximately $469,000 were received during the year ended December 31, 2009, which included approximately $49,000 in proceeds for clean up costs, and were held by the mortgage lender until the repairs and clean up were completed. The Partnership recognized a casualty gain of approximately $398,000 during the year ended December 31, 2009, as a result of the receipt of insurance proceeds of approximately $420,000, net of the write off of undepreciated damaged assets of approximately $22,000. During the year ended December 31, 2010, the Partnership recognized an additional casualty gain of approximately $47,000 as a result of the receipt of additional insurance proceeds of approximately $48,000, net of the write-off of additional undepreciated assets of approximately $1,000. No additional insurance proceeds are anticipated to be received.

Total expenses increased for the year ended December 31, 2010 due to increases in operating, general and administrative, depreciation and interest expenses, partially offset by a decrease in property tax expense. Operating expenses increased due to increases in salaries and related benefits, water and sewer charges resulting from increased occupancy, real estate tax consulting services associated with appealing the property’s 2009 real estate taxes, the addition of WiFi service at the property, increases in hazard insurance premiums and management fee expense due to an increase in revenues, upon which the fee is based. Depreciation expense increased due to property improvements and replacements being placed into service during the past twelve months, which are now being depreciated. Interest expense increased due to an increase in interest on advances received from AIMCO Properties, L. P., an affiliate of the Managing General Partner, during the year as a result of an increase in the average outstanding advance balance. Property tax expense decreased primarily due to a decrease in the assessed value of the property.  During the year ended December 31, 2010, the Partnership successfully appealed the assessed value of Lewis Park Apartments resulting in a decrease of approximately $90,000 in property tax expense for the 2009 tax year paid in 2010, and a reduction in the accrual for 2010 taxes to be paid in 2011.

General and administrative expense increased primarily as a result of an increase in asset management fees.  The asset management fee is calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement was 0.50% for both 2010 and 2009. Also included in general and administrative expenses for the years ended December 31, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $79,000, compared to approximately $169,000 at December 31, 2009. Cash and cash equivalents decreased approximately $90,000 from December 31, 2009 due to approximately $327,000 and $26,000 of cash used in investing and financing activities, respectively, partially offset by approximately $263,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Lewis Park Apartments, partially offset by advances received from an affiliate of the Managing General Partner.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $216,000 during the year ended December 31, 2010 to assist with capital expenditures and operating expenses at Lewis Park Apartments. During the year ended December 31, 2009, the Managing General Partner advanced the Partnership approximately $579,000 to assist with operating expenses, real estate taxes and capital expenditures at Lewis Park Apartments. At December 31, 2010 and 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,472,000 and $2,026,000, respectively. The interest rates on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2010 ranged from 9.44% to 18.56%. Interest expense was approximately $230,000 and $157,000 for the years ended December 31, 2010 and 2009, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of its investment property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that the capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any short-term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $3,739,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership made no distributions to the partners during the years ended December 31, 2010 or 2009. Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at December 31, 2010, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2011 or subsequent periods.

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

Item 8.     Financial Statements and Supplementary Data

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2010 and 2009

Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' Deficit - Years ended

December 31, 2010 and 2009

Statements of Cash Flows - Years ended December 31, 2010 and 2009

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

HCW Pension Real Estate Fund Limited Partnership

We have audited the accompanying balance sheets of HCW Pension Real Estate Fund Limited Partnership as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HCW Pension Real Estate Fund Limited Partnership at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 28, 2011

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 79	$ 169
Receivables and deposits	122	108
Other assets	120	107
Investment property (Notes D and E):
Land	621	621
Buildings and related personal property	12,733	12,544
	13,354	13,165
Less accumulated depreciation	(10,526)	(9,755)
	2,828	3,410
	$ 3,149	$ 3,794

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 45	$ 238
Tenant security deposit liabilities	113	105
Accrued property taxes	226	305
Other liabilities	135	140
Due to affiliates (Note C)	2,518	2,106
Mortgage note payable (Note E)	3,739	3,981
	6,776	6,875

Partners' Deficit
General partner	(207)	(196)
Limited partners	(3,420)	(2,885)
	(3,627)	(3,081)
	$ 3,149	$ 3,794

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2010	2009
Revenues:
Rental income	$ 1,961	$ 1,506
Other income	261	176
Total revenues	2,222	1,682

Expenses:
Operating	1,213	1,124
General and administrative	141	105
Depreciation	778	721
Property taxes	137	275
Interest	546	496
Total expenses	2,815	2,721

Casualty gain (Note F)	47	398

Net loss (Note B)	$ (546)	$ (641)

Net loss allocated to general partner (2%)	$ (11)	$ (13)
Net loss allocated to limited partners (98%)	(535)	(628)
	$ (546)	$ (641)

Net loss per limited partnership unit	$(34.09)	$(40.02)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2008	15,693	$ (183)	$(2,257)	$(2,440)

Net loss for the year ended
December 31, 2009	--	(13)	(628)	(641)

Partners' deficit at
December 31, 2009	15,693	(196)	(2,885)	(3,081)

Net loss for the year ended
December 31, 2010	--	(11)	(535)	(546)

Partners’ deficit at
December 31, 2010	15,693	$ (207)	$(3,420)	$(3,627)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (546)	$ (641)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	778	721
Amortization of loan costs	4	4
Casualty gain	(47)	(398)
Change in accounts:
Receivables and deposits	(14)	(8)
Other assets	(17)	(6)
Accounts payable	(15)	45
Tenant security deposit liabilities	8	34
Accrued property taxes	(79)	12
Other liabilities	(5)	16
Due to affiliates	196	204
Net cash provided by (used in) operating activities	263	(17)

Cash flows from investing activities:
Property improvements and replacements	(375)	(797)
Insurance proceeds received	48	420
Net cash used in investing activities	(327)	(377)

Cash flows from financing activities:
Payments on mortgage note payable	(242)	(224)
Advances from affiliates	216	579
Net cash (used in) provided by financing activities	(26)	355

Net decrease in cash and cash equivalents	(90)	(39)

Cash and cash equivalents at beginning of year	169	208

Cash and cash equivalents at end of year	$ 79	$ 169

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 313	$ 336
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 178

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

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

Reclassifications: Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt.  The Partnership's allocations for 2010 and 2009 have been made in accordance with these provisions.

Depreciation: Depreciation is provided by the straight-line method over the estimated life of the property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years, and (2) personal property additions over 5 years, and (3) land improvements over 15 years.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $40,000 and $125,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Deferred Costs: At both December 31, 2010 and 2009, loan costs of approximately $86,000 are included in other assets in the accompanying balance sheets and are being amortized over the term of the related loan agreement. Amortization expense is included in interest expense. Amortization expense for each of the years ended December 31, 2010 and 2009 was approximately $4,000. Accumulated amortization of approximately $44,000 and $40,000 at December 31, 2010 and 2009, respectively, is included in other assets.  Amortization expense is expected to be approximately $4,000 for each of the years 2011 through 2015.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes and insurance costs during the years ended December 31, 2010 and 2009. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2010 and 2009.

Fair Value of Financial Instruments: Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing mortgage note payable. At December 31, 2010, the fair value of the Partnership's mortgage note payable at the Partnership’s incremental borrowing rate was approximately $4,231,000.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs for the investment property of approximately $35,000 and $60,000 for the years ended December 31, 2010 and 2009, respectively, were charged to operating expense.

Segment Reporting: ASC Topic 280-10, “Segment Reporting”, established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	2010	2009
Net loss as reported	$ (546)	$ (641)
Add (deduct)
Depreciation differences	282	125
Other	(20)	(434)
Unearned income	(1)	7
Federal taxable loss	$ (285)	$ (943)
Federal taxable loss
per limited partnership unit	$ --	$ --

For 2010 and 2009, allocation under Internal Revenue Code Section 704(b) results in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2010	2009
Net liabilities as reported	$(3,627)	$(3,081)
Investment property at cost	52	35
Accumulated depreciation	1,870	1,595
Syndication	1,708	1,708
Other	75	106

Net assets - tax basis	$ 78	$ 363

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $110,000 and $84,000 for the years ended December 31, 2010 and 2009, respectively, which is included in operating expenses. At December 31, 2010 and 2009, the Partnership owed approximately $1,000 and $3,000, respectively, of property management fees which is included in due to affiliates.

An affiliate of the Managing General Partner earned asset management fees amounting to approximately $38,000 and $10,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses.  The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement was 0.50% for both 2010 and 2009. At December 31, 2010 and 2009, the Partnership owed approximately $22,000 and $8,000, respectively, of asset management fees which is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $36,000 and $34,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses. At December 31, 2010 and 2009, the Partnership owed approximately $23,000 and $69,000, respectively, of accountable administrative expenses which is included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $216,000 during the year ended December 31, 2010 to assist with capital expenditures and operating expenses at Lewis Park Apartments. During the year ended December 31, 2009, the Managing General Partner advanced the Partnership approximately $579,000 to assist with operating expenses, real estate taxes and capital expenditures at Lewis Park Apartments. At December 31, 2010 and 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,472,000 and $2,026,000, respectively. The interest rates on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2010 ranged from 9.44% to 18.56%. Interest expense was approximately $230,000 and $157,000 for the years ended December 31, 2010 and 2009, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $72,000 and $37,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note D – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrance	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lewis Park Apartments	$3,739	$ 621	$7,840	$4,893

Gross Amount At Which Carried
At December 31, 2010
(in thousands)

Buildings
And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years
Lewis Park				(in thousands)
Apartments	$ 621	$12,733	$13,354	$10,526	1972	11/86	5-30

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2010	2009
	(in thousands)
Investment Property
Balance at beginning of year	$13,165	$12,428
Property improvements and replacements	197	975
Property dispositions	(8)	(238)
Balance at end of year	$13,354	$13,165

Accumulated Depreciation
Balance at beginning of year	$ 9,755	$ 9,250
Additions charged to expense	778	721
Property dispositions	(7)	(216)
Balance at end of year	$10,526	$ 9,755

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2010 and 2009 is approximately $13,406,000 and $13,200,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2010 and 2009 is approximately $8,656,000 and $8,160,000, respectively.

Note E - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2010	2009	Interest	Rate	Date	Maturity
	(in thousands)					(in thousands)
Lewis Park
Apartments
1st mortgage	$3,739	$3,981	$ 46	8.08%	09/20	$ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership's rental property and by pledge of revenues from the rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2010, are as follows (in thousands):

2011	$ 263
2012	285
2013	308
2014	335
2015	363
Thereafter	2,185
Total	$3,739

Note F – Casualty Event

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages were approximately $527,000, including clean up costs of approximately $49,000. The clean up costs were included in operating expenses for the year ended December 31, 2009. Insurance proceeds of approximately $469,000 were received during the year ended December 31, 2009, which included approximately $49,000 in proceeds for clean up costs, and were held by the mortgage lender until the repairs and clean up were completed. The Partnership recognized a casualty gain of approximately $398,000 during the year ended December 31, 2009, as a result of the receipt of insurance proceeds of approximately $420,000, net of the write off of undepreciated damaged assets of approximately $22,000. During the year ended December 31, 2010, the Partnership recognized an additional casualty gain of approximately $47,000 as a result of the receipt of additional insurance proceeds of approximately $48,000, net of the write-off of additional undepreciated assets of approximately $1,000. No additional insurance proceeds are anticipated to be received.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

Note H – Subsequent Event

Subsequent to December 31, 2010, the Partnership entered into a sale contract with a third party relating to the sale of Lewis Park Apartments, which was projected to close during the second quarter of 2011 for a sales price of $9,400,000. On February 24, 2011, the purchaser terminated the sales contract according to the terms of the contract. The Partnership has determined that certain held for sale criteria were not met at December 31, 2010 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Managing General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant, during the years ended December 31, 2010 and 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2010.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $110,000 and $84,000 for the years ended December 31, 2010 and 2009, respectively, which is included in operating expenses. At December 31, 2010 and 2009, the Partnership owed approximately $1,000 and $3,000, respectively, of property management fees which is included in due to affiliates.

An affiliate of the Managing General Partner earned asset management fees amounting to approximately $38,000 and $10,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses.  The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement was 0.50% for both 2010 and 2009.  At December 31, 2010 and 2009, the Partnership owed approximately $22,000 and $8,000, respectively, of asset management fees which is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $36,000 and $34,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses. At December 31, 2010 and 2009, the Partnership owed approximately $23,000 and $69,000, respectively, of accountable administrative expenses which is included in due to affiliates.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $216,000 during the year ended December 31, 2010 to assist with capital expenditures and operating expenses at Lewis Park Apartments. During the year ended December 31, 2009, the Managing General Partner advanced the Partnership approximately $579,000 to assist with operating expenses, real estate taxes and capital expenditures at Lewis Park Apartments. At December 31, 2010 and 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,472,000 and $2,026,000, respectively. The interest rates on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2010 ranged from 9.44% to 18.56%. Interest expense was approximately $230,000 and $157,000 for the years ended December 31, 2010 and 2009, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $72,000 and $37,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $42,000 and $38,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $6,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2010 and 2009.

Statements of Operations for the years ended December 31, 2010 and 2009.

Statements of Changes in Partners' Deficit for the years ended December 31, 2010 and 2009.

Statements of Cash Flows for the years ended December 31, 2010 and 2009.

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

Date: March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 28, 2011
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 28, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 28, 2011
Stephen B. Waters	Accounting

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