Form 10-Q
period 2011-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2011-05-12
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 112	$ 79
Receivables and deposits	127	122
Other assets	188	120
Investment property:
Land	621	621
Buildings and related personal property	12,757	12,733
	13,378	13,354
Less accumulated depreciation	(10,722)	(10,526)
	2,656	2,828
	$ 3,083	$ 3,149

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 54	$ 45
Tenant security deposit liabilities	126	113
Accrued property taxes	286	226
Other liabilities	174	135
Due to affiliates (Note B)	2,507	2,518
Mortgage note payable	3,675	3,739
	6,822	6,776

Partners' Deficit
General partner	(209)	(207)
Limited partners	(3,530)	(3,420)
	(3,739)	(3,627)
	$ 3,083	$ 3,149

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 544	$ 471
Other income	48	90
Total revenues	592	561

Expenses:
Operating	288	301
General and administrative	35	38
Depreciation	196	194
Property taxes	45	69
Interest	140	134
Total expenses	704	736

Casualty gain (Note D)	--	47

Net loss	$ (112)	$ (128)

Net loss allocated to general partner (2%)	$ (2)	$ (3)
Net loss allocated to limited partners (98%)	(110)	(125)
	$ (112)	$ (128)

Net loss per limited partnership unit	$ (7.01)	$ (7.97)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	15,698	$ --	$15,698	$15,698

Partners' deficit at
December 31, 2010	15,693	$ (207)	$(3,420)	$(3,627)

Net loss for the three months
ended March 31, 2011	--	(2)	(110)	(112)

Partners' deficit at
March 31, 2011	15,693	$ (209)	$(3,530)	$(3,739)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (112)	$ (128)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	196	194
Amortization of loan costs	1	1
Casualty gain	--	(47)
Change in accounts:
Receivables and deposits	(5)	(11)
Other assets	(69)	(72)
Accounts payable	6	89
Tenant security deposit liabilities	13	11
Accrued property taxes	60	69
Other liabilities	39	1
Due to affiliates	15	68
Net cash provided by operating activities	144	175

Cash flows from investing activities:
Property improvements and replacements	(21)	(188)
Insurance proceeds received	--	48
Net cash used in investing activities	(21)	(140)

Cash flows from financing activities:
Payments on mortgage note payable	(64)	(59)
Payments on advances from affiliate	(26)	--
Advances from affiliate	--	73
Net cash (used in) provided by financing activities	(90)	14

Net increase in cash and cash equivalents	33	49

Cash and cash equivalents at beginning of period	79	169

Cash and cash equivalents at end of period	$ 112	$ 218

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 79	$ 80

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 3	$ 16

Included in property improvements and replacements for the three months ended March 31, 2010 are approximately $178,000 of property improvements and replacements which were included in accounts payable at December 31, 2009.

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $31,000 and $27,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in operating expenses. At December 31, 2010, the Partnership owed approximately $1,000 of property management fees which is included in due to affiliates. No such fees were owed at March 31, 2011.

An affiliate of the Managing General Partner charged the Partnership asset management fees amounting to approximately $12,000 and $9,000 for the three months ended March 31, 2011 and 2010, respectively, which are included in general and administrative expenses. The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2011 and 2010. At March 31, 2011 and December 31, 2010, the Partnership owed approximately $2,000 and $22,000, respectively, of asset management fees which are included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $9,000 for both the three months ended March 31, 2011 and 2010, which is included in general and administrative expenses. At December 31, 2010, the Partnership owed approximately $23,000 of accountable administrative expenses which are included in due to affiliates. There were no such fees owed to the Managing General Partner at March 31, 2011.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $73,000 during the three months ended March 31, 2010 to assist with capital expenditures and operating expenses at Lewis Park Apartments. There were no advances received during the three months ended March 31, 2011. During the three months ended March 31, 2011, the Partnership repaid advances and associated accrued interest of approximately $30,000 with cash from operations. No such payments were made during the three months ended March 31, 2010. At March 31, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,505,000 and $2,472,000, respectively. The interest rates on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2011 ranged from 9.44% to 18.56%. Interest expense was approximately $63,000 and $53,000 for the three months ended March 31, 2011 and 2010, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $44,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $72,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing mortgage notes payable. At March 31, 2011, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $4,129,000.

Note D – Casualty Event

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages were approximately $527,000, including clean up costs of approximately $49,000. The clean up costs were included in operating expenses for the year ended December 31, 2009. Insurance proceeds of approximately $469,000 were received during the year ended December 31, 2009, which included approximately $49,000 in proceeds for clean up costs and were held by the mortgage lender until the repairs and clean up were completed. The Partnership recognized a casualty gain of approximately $398,000 during the year ended December 31, 2009, as a result of the receipt of insurance proceeds of approximately $420,000, net of the write off of undepreciated damaged assets of approximately $22,000. During the three months ended March 31, 2010, the Partnership recognized an additional casualty gain of approximately $47,000 as a result of the receipt of additional insurance proceeds of approximately $48,000 net of the write-off of additional undepreciated assets of approximately $1,000.  No additional insurance proceeds are anticipated to be received.

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

The Partnership’s investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Lewis Park Apartments	97%	86%
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

Results of Operations

The Partnership recognized net losses of approximately $112,000 and $128,000 for the three months ended March 31, 2011 and March 31, 2010, respectively. The decrease in net loss is due to an increase in total revenues and a decrease in total expenses, partially offset by a decrease in the recognition of a casualty gain.

Total revenues increased for the three months ended March 31, 2011 due to an increase in rental income, partially offset by a decrease in other income.  Rental income increased due to an increase in both occupancy and the average rental rate at Lewis Park Apartments. Other income decreased due to the receipt of a non-recurring cable television reimbursement during 2010.

Total expenses decreased due to decreases in operating and property tax expenses, partially offset by an increase in interest expense. General and administrative and depreciation expenses remained relatively constant for the comparable periods. Operating expenses decreased due to decreases in advertising costs, salaries and related benefits and utility costs, partially offset by increases in hazard insurance premiums and management fee expense, due to an increase in revenues upon which the fee is based. Property tax expense decreased due to the receipt of a refund during the first quarter of 2011 as a result of the successful appeal of the 2008 property taxes and a decrease of the assessed value of the property for current year taxes. Interest expense increased primarily due to an increase in interest on advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of an increase in the average outstanding advance balance.

Included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, an asset management fee which is calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In May 2009, Lewis Park Apartments suffered storm damage to several of its apartment buildings. The damages were approximately $527,000, including clean up costs of approximately $49,000. The clean up costs were included in operating expenses for the year ended December 31, 2009. Insurance proceeds of approximately $469,000 were received during the year ended December 31, 2009, which includes approximately $49,000 in proceeds for clean up costs and were held by the mortgage lender until the repairs and clean up were completed. The Partnership recognized a casualty gain of approximately $398,000 during the year ended December 31, 2009, as a result of the receipt of insurance proceeds of approximately $420,000, net of the write off of undepreciated damaged assets of approximately $22,000. During the three months ended March 31, 2010, the Partnership recognized an additional casualty gain of approximately $47,000 as a result of the receipt of additional insurance proceeds of approximately $48,000 net of the write-off of additional undepreciated assets of approximately $1,000. No additional insurance proceeds are anticipated to be received.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $112,000 compared to approximately $79,000 at December 31, 2010.  Cash and cash equivalents increased approximately $33,000 due to approximately $144,000 of cash provided by operating activities, partially offset by approximately $90,000 and $21,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Lewis Park Apartments and repayment of advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $73,000 during the three months ended March 31, 2010 to assist with capital expenditures and operating expenses at Lewis Park Apartments. There were no advances received during the three months ended March 31, 2011. During the three months ended March 31, 2011, the Partnership repaid advances and associated accrued interest of approximately $30,000 with cash from operations. No such payments were made during the three months ended March 31, 2010. At March 31, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,505,000 and $2,472,000, respectively. The interest rates on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2011 ranged from 9.44% to 18.56%. Interest expense was approximately $63,000 and $53,000 for the three months ended March 31, 2011 and 2010, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2011, the Partnership completed approximately $24,000 of capital expenditures at Lewis Park Apartments, consisting primarily of water heaters, bath accessories and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any short-term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $3,675,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership made no distributions to its partners during the three months ended March 31, 2011 or 2010. Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at March 31, 2011, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of March 31, 2011. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: May 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2011	By: /s/Stephen B. Waters
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