Form 10-Q
period 2011-06-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2011-08-12
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

BALANCE SHEETS

(Unaudited)

 (In thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 156	$ 79
Receivables and deposits	160	122
Other assets	159	120
Investment property:
Land	621	621
Buildings and related personal property	11,284	12,733
Total investment property	11,905	13,354
Less accumulated depreciation	(9,428)	(10,526)
Investment property, net	2,477	2,828
Total assets	$ 2,952	$ 3,149

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 47	$ 45
Tenant security deposit liabilities	134	113
Accrued property taxes	345	226
Other liabilities	136	135
Due to affiliates	2,544	2,518
Mortgage note payable	3,610	3,739
Total liabilities	6,816	6,776

Partners' Deficit
General partner	(212)	(207)
Limited partners	(3,652)	(3,420)
Total partners’ deficit	(3,864)	(3,627)
Total liabilities and partners’ deficit	$ 2,952	$ 3,149

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Rental income	$ 512	$ 450	$ 1,056	$ 921
Other income	53	43	101	133
Total revenues	565	493	1,157	1,054

Expenses:
Operating	258	288	546	589
General and administrative	39	32	74	70
Depreciation	196	194	392	388
Property taxes	59	70	104	139
Interest	138	134	278	268
Total expenses	690	718	1,394	1,454

Casualty gain	--	--	--	47

Net loss	$ (125)	$ (225)	$ (237)	$ (353)

Net loss allocated to general partner (2%)	$ (3)	$ (4)	$ (5)	$ (7)

Net loss allocated to limited partners (98%)	$ (122)	$ (221)	$ (232)	$ (346)

Net loss per limited partnership unit	$ (7.77)	$(14.08)	$(14.78)	$(22.05)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(In thousands)

General

Partner

Limited

Partners

			Total

Partners' deficit at December 31, 2010	$ (207)	$(3,420)	$(3,627)

Net loss for the six months ended June 30, 2011	(5)	(232)	(237)

Partners' deficit at June 30, 2011	$ (212)	$(3,652)	$(3,864)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$ (237)	$ (353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	392	388
Amortization of loan costs	2	2
Casualty gain	--	(47)
Change in accounts:
Receivables and deposits	(38)	(29)
Other assets	(41)	(49)
Accounts payable	(4)	3
Tenant security deposit liabilities	21	25
Accrued property taxes	119	138
Other liabilities	1	(22)
Due to affiliates	80	138
Net cash provided by operating activities	295	194

Cash flows from investing activities:
Property improvements and replacements	(35)	(249)
Insurance proceeds received	--	48
Net cash used in investing activities	(35)	(201)

Cash flows from financing activities:
Payment on advances from affiliate	(54)	--
Advances from affiliate	--	88
Payments on mortgage note payable	(129)	(119)
Net cash used in financing activities	(183)	(31)

Net increase (decrease) in cash and cash equivalents	77	(38)

Cash and cash equivalents at beginning of period	79	169
Cash and cash equivalents at end of period	$ 156	$ 131

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 155	$ 159
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 6	$ 9

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

At June 30, 2011 and December 31, 2010, the Partnership had outstanding 15,693 limited partnership interests.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $58,000 and $53,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in operating expenses. At December 31, 2010, the Partnership owed approximately $1,000 of property management fees which is included in due to affiliates. No such fees were owed at June 30, 2011.

An affiliate of the Managing General Partner charged the Partnership asset management fees amounting to approximately $25,000 and $14,000 for the six months ended June 30, 2011 and 2010, respectively, which are included in general and administrative expenses. The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2011 and 2010. At June 30, 2011 and December 31, 2010, the Partnership owed approximately $5,000 and $22,000, respectively, of asset management fees which are included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $17,000 and $19,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expenses. At December 31, 2010, the Partnership owed approximately $23,000 of accountable administrative expenses which are included in due to affiliates. There were no such amounts owed to the Managing General Partner at June 30, 2011.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $88,000 during the six months ended June 30, 2010 to assist with capital expenditures and operating expenses at Lewis Park Apartments. There were no advances received during the six months ended June 30, 2011. During the six months ended June 30, 2011, the Partnership repaid advances and associated accrued interest of approximately $60,000 with cash from operations. No such payments were made during the six months ended June 30, 2010. At June 30, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,539,000 and $2,472,000, respectively. The interest rates on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2011 ranged from 9.44% to 18.56%. Interest expense was approximately $127,000 and $108,000 for the six months ended June 30, 2011 and 2010, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $44,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $72,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing mortgage notes payable. At June 30, 2011, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $4,158,000.

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

Note F – Investment Property

During the three months ended June 30, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $1,490,000 and accumulated depreciation of approximately $1,490,000.

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

The Partnership’s investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Lewis Park Apartments	95%	85%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2011 was approximately $125,000 and $237,000, respectively, compared to net losses of approximately $225,000 and $353,000 for the three and six months ended June 30, 2010, respectively. The decrease in net loss for the three months ended June 30, 2011 is due to an increase in total revenues and a decrease in total expenses. The decrease in net loss for the six months ended June 30, 2011 is due to an increase in total revenues and a decrease in total expenses, partially offset by a decrease in the recognition of a casualty gain.

Total revenues increased for the three months ended June 30, 2011 due to increases in both rental and other income. Total revenues increased for the six months ended June 30, 2011 due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income for both periods is due to an increase in both occupancy and the average rental rate and a decrease in bad debt expense at Lewis Park Apartments. Other income increased for the three month period mainly due to an increase in lease cancellation fees. Other income decreased for the six month period due to the receipt of a non-recurring cable television reimbursement during 2010.

Total expenses decreased for the three months ended June 30, 2011 due to decreases in operating and property tax expenses, partially offset by a slight increase in general and administrative expense. Depreciation and interest expenses remained relatively constant for the three months ended June 30, 2011. Total expenses decreased for the six months ended June 30, 2011 due to decreases in operating and property tax expenses, partially offset by an increase in interest expense. General and administrative and depreciation expenses remained relatively constant for the six months ended June 30, 2011. Operating expenses decreased for the three month period due to decreases in utility and advertising costs and cable television expenses. Operating expenses decreased for the six month period due to decreases in salaries and related benefits, utility and advertising costs and cable television expenses, partially offset by increases in security services and hazard insurance premiums. Property tax expense decreased for the six month period due to the receipt of a refund during the first quarter of 2011 as a result of the successful appeal of the 2008 property taxes. Additionally, the decrease in property tax expense for both periods is due to a decrease in the assessed value of the property for current year taxes. Interest expense increased for the six months ended June 30, 2011 primarily due to an increase in interest on advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of an increase in the average outstanding advance balance.

General and administrative expense increased for the three months ended June 30, 2011 as a result of an increase in asset management fees.  The asset management fee is calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement was 0.50% for both 2011 and 2010. Also included in general and administrative expenses for the three and six months ended June 30, 2011 and 2010 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of approximately $156,000 compared to approximately $79,000 at December 31, 2010.  Cash and cash equivalents increased approximately $77,000 due to approximately $295,000 of cash provided by operating activities, partially offset by approximately $183,000 and $35,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Lewis Park Apartments and repayment of advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $88,000 during the six months ended June 30, 2010 to assist with capital expenditures and operating expenses at Lewis Park Apartments. There were no advances received during the six months ended June 30, 2011. During the six months ended June 30, 2011, the Partnership repaid advances and associated accrued interest of approximately $60,000 with cash from operations. No such payments were made during the six months ended June 30, 2010. At June 30, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,539,000 and $2,472,000, respectively. The interest rates on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2011 ranged from 9.44% to 18.56%. Interest expense was approximately $127,000 and $108,000 for the six months ended June 30, 2011 and 2010, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

During the six months ended June 30, 2011, the Partnership completed approximately $41,000 of capital expenditures at Lewis Park Apartments, consisting primarily of air conditioning upgrades, water heaters and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any short-term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $3,610,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership made no distributions to its partners during the six months ended June 30, 2011 or 2010. Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at June 30, 2011, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of June 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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