Form 10-Q
period 2011-09-30
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2011-11-09
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

BALANCE SHEETS

(Unaudited)

 (In thousands)

	September 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$ 73	$ 79
Receivables and deposits	136	122
Other assets	129	120
Investment property:
Land	621	621
Buildings and related personal property	11,401	12,733
Total investment property	12,022	13,354
Less accumulated depreciation	(9,627)	(10,526)
Investment property, net	2,395	2,828
Total assets	$ 2,733	$ 3,149

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 20	$ 45
Tenant security deposit liabilities	112	113
Accrued property taxes	177	226
Other liabilities	205	135
Due to affiliates	2,831	2,518
Mortgage note payable	3,543	3,739
Total liabilities	6,888	6,776

Partners' Deficit
General partner	(218)	(207)
Limited partners	(3,937)	(3,420)
Total partners’ deficit	(4,155)	(3,627)
Total liabilities and partners’ deficit	$ 2,733	$ 3,149

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$ 458	$ 482	$ 1,514	$ 1,403
Other income	94	91	195	224
Total revenues	552	573	1,709	1,627

Expenses:
Operating	413	350	959	939
General and administrative	22	34	96	104
Depreciation	199	194	591	582
Property taxes	70	(58)	174	81
Interest	139	137	417	405
Total expenses	843	657	2,237	2,111

Casualty gain	--	--	--	47

Net loss	$ (291)	$ (84)	$ (528)	$ (437)

Net loss allocated to
general partner (2%)	$ (6)	$ (2)	$ (11)	$ (9)
Net loss allocated to
limited partners (98%)	$ (285)	$ (82)	$ (517)	$ (428)

Net loss per limited
partnership unit	$(18.16)	$ (5.22)	$(32.94)	$(27.27)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(In thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2010	$ (207)	$(3,420)	$(3,627)

Net loss for the nine months ended
September 30, 2011	(11)	(517)	(528)

Partners' deficit at September 30, 2011	$ (218)	$(3,937)	$(4,155)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$ (528)	$ (437)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	591	582
Bad debt	36	13
Amortization of loan costs	3	3
Casualty gain	--	(47)
Change in accounts:
Receivables and deposits	(50)	(22)
Other assets	(12)	(25)
Accounts payable	(34)	(5)
Tenant security deposit liabilities	(1)	7
Accrued property taxes	(49)	(135)
Other liabilities	70	57
Due to affiliates	147	191
Net cash provided by operating activities	173	182

Cash flows from investing activities:
Property improvements and replacements	(149)	(353)
Insurance proceeds received	--	48
Net cash used in investing activities	(149)	(305)

Cash flows from financing activities:
Payments on advances from affiliate	(54)	--
Payments on mortgage note payable	(196)	(180)
Advances from affiliate	220	190
Net cash provided by (used in) financing activities	(30)	10

Net decrease in cash and cash equivalents	(6)	(113)

Cash and cash equivalents at beginning of period	79	169

Cash and cash equivalents at end of period	$ 73	$ 56

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 228	$ 237

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 9	$ 8

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of HCW Pension Real Estate Fund Limited Partnership (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The General Partner of the Partnership is HCW General Partner Ltd., whose sole general partner is IH, Inc. (the "Managing General Partner"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The General Partner and Managing General Partner are both affiliates of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

At September 30, 2011 and December 31, 2010, the Partnership had outstanding 15,693 limited partnership interests.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

On September 13, 2011 the Partnership entered into a sale contract with a third party to sell Lewis Park Apartments for a purchase price of $11,200,000. The sale is projected to close in December 2011. The Partnership determined that certain held for sale criteria were not met at September 30, 2011 and therefore continues to report the assets and liabilities of Lewis Park Apartments as held for investment and its operations as continuing operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $83,000 and $81,000 for the nine months ended September 30, 2011 and 2010, respectively, which is included in operating expenses. At December 31, 2010, the Partnership owed approximately $1,000 of property management fees which is included in due to affiliates. No such fees were owed at September 30, 2011.

An affiliate of the Managing General Partner charged the Partnership asset management fees amounting to approximately $25,000 for each of the nine months ended September 30, 2011 and 2010 which are included in general and administrative expenses. The asset management fees are calculated quarterly based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement is 0.50% for both 2011 and 2010. At September 30, 2011 and December 31, 2010, the Partnership owed approximately $5,000 and $22,000, respectively, of asset management fees which are included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $25,000 and $27,000 for the nine months ended September 30, 2011 and 2010, respectively, which is included in general and administrative expenses. At December 31, 2010, the Partnership owed approximately $23,000 of accountable administrative expenses which are included in due to affiliates. There were no such amounts owed to the Managing General Partner at September 30, 2011.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $220,000 and $190,000 during the nine months ended September 30, 2011 and 2010, respectively, to assist with real estate taxes, capital expenditures and operating expenses at Lewis Park Apartments. During the nine months ended September 30, 2011, the Partnership repaid advances and associated accrued interest of approximately $60,000 with cash from operations. No such payments were made during the nine months ended September 30, 2010. At September 30, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,826,000 and $2,472,000, respectively. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at September 30, 2011 ranged from 9.44% to 18.56%. Interest expense was approximately $194,000 and $166,000 for the nine months ended September 30, 2011 and 2010, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $44,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $72,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing mortgage notes payable. At September 30, 2011, the fair value of the Partnership's mortgage note payable at the Partnership's incremental borrowing rate was approximately $4,243,000.

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

Note E – Investment Property

During the nine months ended September 30, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $1,490,000 and accumulated depreciation of approximately $1,490,000.

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

The Partnership’s investment property consists of one residential apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Lewis Park Apartments	93%	86%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2011 was approximately $291,000 and $528,000, respectively, compared to net losses of approximately $84,000 and $437,000 for the three and nine months ended September 30, 2010, respectively. The increase in net loss for the three months ended September 30, 2011 is due to an increase in total expenses and a decrease in total revenues. The increase in net loss for the nine months ended September 30, 2011 is due to an increase in total expenses and a decrease in the recognition of a casualty gain, partially offset by an increase in total revenues.

On September 13, 2011 the Partnership entered into a sale contract with a third party to sell Lewis Park Apartments for a purchase price of $11,200,000. The sale is projected to close in December 2011. The Partnership determined that certain held for sale criteria were not met at September 30, 2011 and therefore continues to report the assets and liabilities of Lewis Park Apartments as held for investment and its operations as continuing operations.

Total expenses increased for the three and nine months ended September 30, 2011 due to increases in operating and property tax expenses. The increase in total expenses for the three month period was partially offset by a decrease in general and administrative expenses, which remained relatively constant for the nine month period. Depreciation and interest expenses remained relatively constant for the comparable periods. Operating expenses increased for the three month period due to increases in salaries and related benefits, security services, contract painting and cleaning and grounds cleanup, partially offset by a decrease in cable television expenses. Operating expenses increased for the nine month period due to increases in salaries and related benefits, security services, contract painting, cleaning costs and hazard insurance premiums, partially offset by decreases in utility costs and cable television expenses. Property tax expense increased for both periods due to a reduction in the accrual during the three months ended September 30, 2010 for 2010 taxes to be paid in 2011 as the Partnership successfully appealed the assessed value of Lewis Park Apartments. The increase in property tax expense for both periods is partially offset by a decrease in the assessed value of the property for current year taxes. Additionally, the increase in property tax expense for the nine month period is partially offset by the receipt of a refund during the first quarter of 2011 as a result of the successful appeal of the 2008 property taxes.

General and administrative expense decreased for the three months ended September 30, 2011 as a result of a decrease in asset management fees.  The asset management fee is calculated quarterly based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement was 0.50% for both 2011 and 2010. Also included in general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the three months ended September 30, 2011 due to a decrease in rental income. Other income remained relatively constant for the three months ended September 30, 2011. Total revenues increased for the nine months ended September 30, 2011 due to an increase in rental income, partially offset by a decrease in other income. The decrease in rental income for the three month period is due to an increase in bad debt expense and a decrease in occupancy, partially offset by an increase in the average rental rate at Lewis Park Apartments. The increase in rental income for the nine month period is due to increases in occupancy and the average rental rate, partially offset by an increase in bad debt expense at Lewis Park Apartments. Other income decreased for the nine month period primarily due to the receipt of a non-recurring cable television reimbursement during 2010, partially offset by an increase in lease cancellation fees.

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

Liquidity and Capital Resources

At September 30, 2011, the Partnership had cash and cash equivalents of approximately $73,000 compared to approximately $79,000 at December 31, 2010.  Cash and cash equivalents decreased approximately $6,000 due to approximately $149,000 and $30,000 of cash used in investing and financing activities, respectively, partially offset by approximately $173,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering Lewis Park Apartments and repayment of advances received from an affiliate of the Managing General Partner, partially offset by advances received from an affiliate of the Managing General Partner.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $220,000 and $190,000 during the nine months ended September 30, 2011 and 2010, respectively, to assist with real estate taxes, capital expenditures and operating expenses at Lewis Park Apartments. During the nine months ended September 30, 2011, the Partnership repaid advances and associated accrued interest of approximately $60,000 with cash from operations. No such payments were made during the nine months ended September 30, 2010. At September 30, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,826,000 and $2,472,000, respectively. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at September 30, 2011 ranged from 9.44% to 18.56%. Interest expense was approximately $194,000 and $166,000 for the nine months ended September 30, 2011 and 2010, respectively. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2011, the Partnership completed approximately $158,000 of capital expenditures at Lewis Park Apartments, consisting primarily of air conditioning upgrades, water heaters and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any short-term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. The mortgage indebtedness encumbering Lewis Park Apartments of approximately $3,543,000 is amortized over 20 years with a maturity date of September 1, 2020, at which time the loan is scheduled to be fully amortized.

The Partnership made no distributions to its partners during the nine months ended September 30, 2011 or 2010. Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancing. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates at September 30, 2011, it is unlikely that the Partnership will generate sufficient funds from operations, after capital improvement expenditures and repayment of amounts accrued and payable to affiliates, to permit distributions to its partners during 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.68% of the outstanding Units as of September 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: November 9, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 9, 2011	By: /s/Stephen B. Waters
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

10.7              Purchase and Sale Contract, dated September 13, 2011, between HCW Pension Real Estate Fund Limited Partnership, a Massachusetts limited partnership, and Capstone Development Corp., an Alabama corporation, incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 13, 2011.

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

101               XBRL (Extensible Business Reporting Language). The following materials from HCW Pension Real Estate Fund Limited Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements. (1)

(1)               As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.