Form 10-K
period 2011-12-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2012-03-20
CIK 745538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

80 International Drive, P.O. Box 1089
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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that can affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership was engaged in the business of operating and holding real estate properties for investment. From 1984 through 1986, during its acquisition phase, the Partnership acquired one existing apartment complex and one existing commercial property. During the year ended December 31, 2011, the Partnership sold its remaining property to a third party.

As of December 31, 2011, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Lewis Park Apartments during December 2011. TheManaging General Partner estimates the liquidation process will be completed by December 31, 2012. Because the success in realization of assets and settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. Property management services were performed by an affiliate of the Managing General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 1A.    Risk Factors

Not applicable.

Item 2.     Property

On December 15, 2011, the Partnership sold Lewis Park Apartments to a third party for a gross sales price of $11,200,000. The net proceeds realized by the Partnership were approximately $10,117,000 after payment of closing costs of approximately $183,000 and payment of prepayment penalties of $900,000 by the purchaser. The Partnership used approximately $3,476,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $8,602,000 as a result of the sale during the year ended December 31, 2011. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $999,000 as a result of the write off of the unamortized balance of loan costs of approximately $38,000 and prepayment penalties of approximately $961,000, of which approximately $61,000 was paid by the Partnership and approximately $900,000 was paid by the purchaser. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Illinois activities. During the year ended December 31, 2011, as a result of the sale of Lewis Park Apartments, the Partnership recognized current tax expense of approximately $6,000, which is reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in other liabilities at December 31, 2011.

Capital Improvements

During the year ended December 31, 2011, the Partnership completed approximately $177,000 of capital expenditures at Lewis Park Apartments consisting primarily of air conditioning upgrades, water heaters and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership sold Lewis Park Apartments to a third party on December 15, 2011.

Item 3.     Legal Proceedings

None.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant's Common Equity and Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 15,698 limited partnership units (the “Units”) aggregating $15,698,000. The Partnership currently has 761 holders of record owning an aggregate of 15,683 Units. Affiliates of the Managing General Partner owned 6,227 units or 39.70% at December 31, 2011. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2011 and 2010 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2011	Unit	2010	Unit

Sale (1)	$ 2,989	$ 190.47	$ --	$ --

(1)         Proceeds from the December 2011 sale of Lewis Park Apartments.

Approximately $37,000 of the distribution payable at December 31, 2011 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lewis Park Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 6,227 Units in the Partnership representing 39.70% of the outstanding Units as of December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder.  As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 2011, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Lewis Park Apartments during December 2011. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $6,900,000 for the year ended December 31, 2011 compared to net loss of approximately $546,000 for the year ended December 31, 2010. The increase in net income is due to the gain from sale of discontinued operations in 2011, partially offset by an increase in loss from discontinued operations.

On December 15, 2011, the Partnership sold Lewis Park Apartments to a third party for a gross sales price of $11,200,000.  The net proceeds realized by the Partnership were approximately $10,117,000 after payment of closing costs of approximately $183,000 and payment of prepayment penalties of $900,000 by the purchaser. The Partnership used approximately $3,476,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $8,602,000 as a result of the sale during the year ended December 31, 2011. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $999,000 as a result of the write off of the unamortized balance of loan costs of approximately $38,000 and prepayment penalties of approximately $961,000, of which approximately $61,000 was paid by the Partnership and approximately $900,000 was paid by the purchaser. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Illinois activities. During the year ended December 31, 2011, as a result of the sale of Lewis Park Apartments, the Partnership recognized current tax expense of approximately $6,000, which is reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in other liabilities at December 31, 2011.

Excluding the impact of the gain from sale of discontinued operations in 2011, the Partnership’s loss from discontinued operations was approximately $1,702,000 and $546,000 for the years ended December 31, 2011 and 2010, respectively. The increase in loss from discontinued operations is due to a decrease in total revenues, an increase in total expenses, and the recognition of a casualty gain in 2010.

The decrease in total revenues is due to decreases in both rental income and other income. The decrease in rental income is due to a decrease in the average rental rate and an increase in bad debt expense, partially offset by an increase in occupancy at Lewis Park Apartments. The decrease in other income is primarily due to the receipt of a non-recurring cable television reimbursement during 2010, partially offset by increases in lease cancellation fees, late fees and cleaning and damage fees.

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

The increase in total expenses is primarily due to increases in operating and property tax expenses and the recognition of a loss on extinguishment of debt in 2011, partially offset by a decrease in depreciation expense. General and administrative and interest expenses remained relatively constant for the comparable periods. The increase in operating expenses is due to increases in salaries and related benefits, security services, contract painting, cleaning costs and hazard insurance premiums, partially offset by decreases in utility costs and cable television expenses. Property tax expense increased due to a reduction in the accrual during the year ended December 31, 2010 for 2009 taxes that were paid in 2010 as the Partnership successfully appealed the assessed value of Lewis Park Apartments. The increase in property tax expense is partially offset by the receipt of a refund during the first quarter of 2011 as a result of the successful appeal of the 2008 property taxes. Depreciation expense decreased due to the sale of Lewis Park Apartments on December 15, 2011, as discussed above.

General and administrative expenses remained relatively constant as an increase in expense due to the reversal of a deferred tax asset as a result of the sale of Lewis Park Apartments on December 15, 2011 was partially offset by a decrease in asset management fees. The asset management fee is calculated quarterly based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement was 0.50% for both 2011 and 2010. Also included in general and administrative expenses for the years ended December 31, 2011 and 2010 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2012 due to the sale of its remaining investment property (see “Note A – Basis of Presentation” to the financial statements included in “Item 8. Financial Statements and Supplementary Data”).

At December 31, 2011, the Partnership had cash and cash equivalents of approximately $419,000 compared to approximately $79,000 at December 31, 2010. Cash and cash equivalents increased approximately $340,000 due to approximately $9,940,000 of cash provided by investing activities, partially offset by approximately $8,798,000 and $802,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of net proceeds from the sale of Lewis Park Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage encumbering Lewis Park Apartments, distributions to partners, prepayment penalty paid and repayment of advances received from an affiliate of the Managing General Partner, partially offset by advances received from an affiliate of the Managing General Partner.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $220,000 and $216,000 during the years ended December 31, 2011 and 2010, respectively, to assist with real estate taxes, capital expenditures and operating expenses at Lewis Park Apartments. At December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,472,000. During the year ended December 31, 2011, the Partnership repaid the outstanding advances and accrued interest of approximately $2,949,000. There were no payments made during the year ended December 31, 2010. There were no outstanding advances or associated accrued interest at December 31, 2011. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $257,000 and $230,000 for the years ended December 31, 2011 and 2010, respectively.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2011 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the Managing General Partner as of the date of the financial statements.

In accordance with the liquidation basis of accounting, at December 31, 2011, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $60,000, which is included in the Statements of Changes in Partners’ Capital/Net Assets in Liquidation.

The Partnership distributed the following amounts during the years ended December 31, 2011 and 2010 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2011	Unit	2010	Unit

Sale (1)	$ 2,989	$ 190.47	$ --	$ --

(1)Proceeds from the December 2011 sale of Lewis Park Apartments.

For 2011, approximately $37,000 of the distribution payable represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lewis Park Apartments.

The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in “Note B – Organization and Summary of Significant Accounting Policies” which is included in the financial statements in “Item 8. Financial Statements and Supplementary Data”. The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.  If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property. These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might have adversely affected apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could have caused an impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.     Financial Statements and Supplementary Data

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Statement of Net Assets in Liquidation - December 31, 2011.

      Balance Sheet – December 31, 2010.

Statements of Discontinued Operations - Years ended December 31, 2011 and 2010.

Statements of Changes in Partners' Capital/Net Assets in Liquidation - Years ended December 31, 2011 and 2010.

Statements of Cash Flows - Years ended December 31, 2011 and 2010.

      Notes to Financial Statements.

Report of Independent Registered Public Accounting Firm

The Partners

HCW Pension Real Estate Fund Limited Partnership

We have audited the statement of net assets in liquidation of HCW Pension Real Estate Fund Limited Partnership as of December 31, 2011, the balance sheet as of December 31, 2010, and the related statements of discontinued operations, changes in partners’ capital/net assets in liquidation, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the financial statements, on December 31, 2011 the Managing General Partner of HCW Pension Real Estate Fund Limited Partnership decided to liquidate the Partnership. As a result, the Partnership changed its basis of accounting as of December 31, 2011 to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of HCW Pension Real Estate Fund Limited Partnership as of December 31, 2011, the financial position at December 31, 2010, and the results of its discontinued operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/Ernst & Young LLP

Greenville, South Carolina

March 20, 2012

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(In thousands)

December 31, 2011

Assets
Cash and cash equivalents	$ 419
Due from affiliates	19
Receivables	21
Total assets	459

Liabilities
Accounts payable	75
Other liabilities	63
Distribution payable	37
Estimated costs to liquidate	60
Total liabilities	235

Net assets in liquidation	$ 224

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

BALANCE SHEET

(In thousands)

December 31, 2010

Assets Held for Sale:
Cash and cash equivalents	$ 79
Receivables and deposits	122
Other assets	120
Investment property:
Land	621
Buildings and related personal property	12,733
Total investment property	13,354
Less accumulated depreciation	(10,526)
Investment property, net	2,828
Total assets	$ 3,149

Liabilities and Partners' Deficit
Liabilities Related to Assets Held for Sale:
Accounts payable	$ 45
Tenant security deposit liabilities	113
Accrued property taxes	226
Other liabilities	135
Due to affiliates	2,518
Mortgage note payable	3,739
Total liabilities	6,776

Partners' Deficit
General partner	(207)
Limited partners	(3,420)
Total partners’ deficit	(3,627)
Total liabilities and partners’ deficit	$ 3,149

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF DISCONTINUED OPERATIONS

(In thousands, except per unit data)

	Years Ended December 31,
	2011	2010

Income from continuing operations	$ --	$ --
Income from discontinued operations:
Revenues:
Rental income	1,918	1,961
Other income	236	261
Total revenues	2,154	2,222

Expenses:
Operating	1,310	1,213
General and administrative	148	141
Depreciation	634	778
Property taxes	225	137
Interest	540	546
Loss on extinguishment of debt	999	--
Total expenses	3,856	2,815

Casualty gain	--	47
Loss from discontinued operations	(1,702)	(546)
Gain from sale of discontinued operations	8,602	--

Net income (loss)	$ 6,900	$ (546)

Net income (loss) allocated to general partner	$ 207	$ (11)
Net income (loss) allocated to limited partners	$ 6,693	$ (535)

Loss from discontinued operations per limited
partnership unit	$(43.90)	$(34.09)
Gain from sale of discontinued operations per limited
partnership unit	470.40	--

Net income (loss) per limited partnership unit	$426.50	$(34.09)

Distributions per limited partnership unit	$190.47	$ --

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/NET ASSETS IN LIQUIDATION

(In thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at
December 31, 2009	$ (196)	$(2,885)	$(3,081)

Net loss for the year ended
December 31, 2010	(11)	(535)	(546)

Partners' deficit at December 31, 2010	(207)	(3,420)	(3,627)

Distributions to partners	--	(2,989)	(2,989)

Net income for the year ended
December 31, 2011	207	6,693	6,900

Partners’ capital at December 31, 2011	$ --	$ 284	284

Adjustment to liquidation basis			(60)

Net assets in liquidation at
December 31, 2011			$ 224

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 6,900	$ (546)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	634	778
Bad debt expense	47	5
Amortization of loan costs	4	4
Casualty gain	--	(47)
Gain from sale of discontinued operations	(8,602)	--
Loss on extinguishment of debt	999	--
Change in accounts:
Receivables and deposits	54	(19)
Other assets	78	(17)
Due from affiliate	(19)	--
Accounts payable	30	(15)
Tenant security deposit liabilities	(113)	8
Accrued property taxes	(226)	(79)
Other liabilities	(116)	(5)
Due to affiliates	(472)	196
Net cash provided by (used in) operating activities	(802)	263

Cash flows from investing activities:
Property improvements and replacements	(177)	(375)
Net proceeds from sale of discontinued operations	10,117	--
Insurance proceeds received	--	48
Net cash provided by (used in) investing activities	9,940	(327)

Cash flows from financing activities:
Repayment of mortgage note payable	(3,476)	--
Repayment of advances from affiliates	(2,266)	--
Payments on mortgage note payable	(263)	(242)
Advances from affiliates	220	216
Prepayment penalty paid	(61)	--
Distributions to partners	(2,952)	--
Net cash used in financing activities	(8,798)	(26)

Net increase (decrease) in cash and cash equivalents	340	(90)

Cash and cash equivalents at beginning of year	79	169

Cash and cash equivalents at end of year	$ 419	$ 79

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 999	$ 313
Supplemental disclosure of non-cash activity:
Distribution payable	$ 37	$ --
Prepayment penalty paid by third party purchaser	$ 900	$ --

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note A – Basis of Presentation

As of December 31, 2011, HCW Pension Real Estate Fund Limited Parntership (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note G – Disposition of Investment Property“).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at December 31, 2011 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the managing general partner’s estimates as of the date of the financial statements.

The Partnership’s general partner is HCW General Partner, Ltd. (the “General Partner”). Its sole general partner is IH, Inc., (the “Managing General Partner”), which is an affiliate of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. The Managing General Partner estimates that the liquidation process will be completed by December 31, 2012. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying statements of discontinued operations for the years ended December 31, 2011 and 2010 reflect the operations of Lewis Park Apartments as loss from discontinued operations and the balance sheet as of December 31, 2010 reflects the assets and liabilities of Lewis Park Apartments as held for sale as a result of the sale of the property on December 15, 2011 (as discussed in “Note G”).

Note B - Organization and Summary of Significant Accounting Policies

Organization: HCW Pension Real Estate Fund Limited Partnership is a limited partnership organized pursuant to the laws of the Commonwealth of Massachusetts on April 30, 1984. On August 17, 1984, a registration statement was declared effective by the Securities and Exchange Commission. The Partnership commenced operations on June 5, 1985. The Partnership Agreement provides that the Partnership is to terminate on October 31, 2024 unless terminated prior to such date.

Subsequent Events: The Partnership’s’ management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Reclassifications: Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

Net Income (Loss) Per Limited Partnership Unit:At December 31, 2011 and 2010, the Partnership had outstanding 15,683 and 15,693 limited partnership interests. Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 15,693 Units outstanding for both 2011 and 2010. A unit consists of one limited partnership interest.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of Partnership deductions attributable to nonrecourse debt.  The Partnership's allocations for 2011 and 2010 have been made in accordance with these provisions.

Depreciation: Depreciation was provided by the straight-line method over the estimated life of the property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method was used for depreciation of (1) real property additions over 27.5 years, and (2) personal property additions over 5 years, and (3) land improvements over 15 years.

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $410,000 and $40,000 at December 31, 2011 and 2010, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership required security deposits from lessees for the duration of the lease and such deposits were included in receivables and deposits. Deposits were refunded when the tenant vacated, provided the tenant had not damaged the space and was current on rental payments.

Deferred Costs: At December 31, 2010, loan costs of approximately $86,000 were included in other assets in the accompanying balance sheet and were being amortized over the term of the related loan agreement. Amortization expense for each of the years ended December 31, 2011 and 2010 was approximately $4,000 and was included in interest expense. During the year ended December 31, 2011, loan costs of approximately $86,000 and amortization of approximately $48,000 were written off in connection with the sale of the property for a total write off of approximately $38,000, which is included in loss on extinguishment of debt.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts were deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Leases: The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Property: Investment property consisted of one apartment complex and was stated at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. The Partnership capitalized costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs were payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level. The Partnership capitalized interest, property taxes and insurance during periods in which redevelopment and construction projects were in progress. The Partnership did not capitalize any costs related to interest, property taxes and insurance costs during the years ended December 31, 2011 and 2010. Capitalized costs were depreciated over the estimated useful life of the asset. The Partnership charged to expense as incurred costs that did not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicated that the carrying amount of the property was not recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2011 and 2010.

Advertising: The Partnership expensed the costs of advertising as incurred. Advertising costs for the investment property of approximately $27,000 and $35,000 for the years ended December 31, 2011 and 2010, respectively, are included in operating expenses.

Abandoned Units: During 2011, the number of limited partnership units decreased by 10 units due to limited partners abandoning their units. In abandoning his or her units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Segment Reporting: Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting”, established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Note C – Adjustment to Liquidation Basis of Accounting

At December 31, 2011, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $60,000, which is included in the Statements of Changes in Partners’ Capital/Net Assets in Liquidation.

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for Federal income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The Partnership adopted the liquidation basis of accounting effective December 31, 2011.

The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands, except per unit data):

	2011	2010
Net income (loss) as reported	$ 6,900	$ (546)
Add (deduct)
Depreciation differences	399	282
Gain on sale	(2,245)	--
Other	(20)	(20)
Unearned income	(62)	(1)
Federal taxable income (loss)	$ 4,972	$ (285)
Federal taxable income (loss)
per limited partnership unit	$212.93	$ --

For 2010, allocation under Internal Revenue Code Section 704(b) results in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (liabilities) (in thousands):

	2011	2010
Net assets (liabilities) as reported	$ 284	$(3,627)
Investment property at cost	--	52
Accumulated depreciation	--	1,870
Syndication	1,708	1,708
Other	68	75

Net assets - tax basis	$ 2,060	$ 78

The Partnership is subject to Illinois replacement taxes as a result of the Partnership’s former property, Lewis Park Apartments, being located in the state of Michigan. During 2011, the Partnership recognized current tax expense of approximately $6,000 which is included as a reduction of the gain from sale of discontinued operations and included in other liabilities at December 31, 2011.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $104,000 and $110,000 for the years ended December 31, 2011 and 2010, respectively, which is included in operating expenses. At December 31, 2011, the Partnership was owed approximately $9,000 for overpayment of property management fees, which is included in due from affiliates. Payment was received subsequent to December 31, 2011. At December 31, 2010, the Partnership owed approximately $1,000 of property management fees which was included in due to affiliates.

An affiliate of the Managing General Partner earned asset management fees amounting to approximately $26,000 and $38,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses.  The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement was 0.50% for both 2011 and 2010. At December 31, 2011, the Partnership was owed approximately $10,000 for overpayment of asset management fees which is included in due from affiliates. At December 31, 2010, the Partnership owed approximately $22,000 of asset management fees which is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $41,000 and $36,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses. At December 31, 2010, the Partnership owed approximately $23,000 of accountable administrative expenses which is included in due to affiliates. There were no amounts outstanding at December 31, 2011.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $220,000 and $216,000 during the years ended December 31, 2011 and 2010, respectively, to assist with real estate taxes, capital expenditures and operating expenses at Lewis Park Apartments. At December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,472,000. During the year ended December 31, 2011, the Partnership repaid the outstanding advances and accrued interest of approximately $2,949,000. There were no payments made during the year ended December 31, 2010. There were no outstanding advances or associated accrued interest at December 31, 2011. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $257,000 and $230,000 for the years ended December 31, 2011 and 2010, respectively.

The Partnership insured its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2011 and 2010, the Partnership was charged by Aimco and its affiliates approximately $62,000 and $72,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.70% of the outstanding Units as of December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

Note G – Disposition of Investment Property

On December 15, 2011, the Partnership sold Lewis Park Apartments to a third party for a gross sales price of $11,200,000. The net proceeds realized by the Partnership were approximately $10,117,000 after payment of closing costs of approximately $183,000 and payment of prepayment penalties of $900,000 by the purchaser. The Partnership used approximately $3,476,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $8,602,000 as a result of the sale during the year ended December 31, 2011. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $999,000 as a result of the write off of the unamortized balance of loan costs of approximately $38,000 and prepayment penalties of approximately $961,000, of which approximately $61,000 was paid by the Partnership and approximately $900,000 was paid by the purchaser. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Illinois activities. During the year ended December 31, 2011, as a result of the sale of Lewis Park Apartments, the Partnership recognized current tax expense of approximately $6,000, which is reflected as a reduction of gain from sale of discontinued operations. The corresponding liability is included in other liabilities at December 31, 2011.

Note H – Distributions

The Partnership distributed the following amounts during the years ended December 31, 2011 and 2010 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2011	Unit	2010	Unit

Sale (1)	$ 2,989	$ 190.47	$ --	$ --

(1)Proceeds from the December 2011 sale of Lewis Park Apartments.

Approximately $37,000 of the distribution payable at December 31, 2011 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lewis Park Apartments.

Note I – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws for the proper operation of the disposal facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its former property.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	40	Director and Senior Vice President
John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the principal financial officer of the Partnership.  Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant, during the years ended December 31, 2011 and 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2011.

Entity	Number of Units	Percentage

Cooper River Properties, LLC
(an affiliate of Aimco)	1,741	11.10%
AIMCO Properties, L.P.
(an affiliate of Aimco)	4,409	28.11%
AIMCO IPLP, L.P.
(an affiliate of Aimco)	72	0.46%
Liquidity Assistance, LLC
(an affiliate of Aimco)	5	0.03%

Cooper River Properties, LLC, AIMCO IPLP, L.P. and Liquidity Assistance, LLC are all indirectly ultimately owned by Aimco. Their business addresses are 80 International Drive, Greenville, SC 29615.

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $104,000 and $110,000 for the years ended December 31, 2011 and 2010, respectively, which is included in operating expenses. At December 31, 2011, the Partnership was owed approximately $9,000 for overpayment of property management fees, which is included in due from affiliates. Payment was received subsequent to December 31, 2011. At December 31, 2010, the Partnership owed approximately $1,000 of property management fees which was included in due to affiliates.

An affiliate of the Managing General Partner earned asset management fees amounting to approximately $26,000 and $38,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses.  The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement.  The percentage as stipulated in the Partnership Agreement was 0.50% for both 2011 and 2010. At December 31, 2011, the Partnership was owed approximately $10,000 for overpayment of asset management fees which is included in due from affiliates. At December 31, 2010, the Partnership owed approximately $22,000 of asset management fees which is included in due to affiliates.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $41,000 and $36,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses. At December 31, 2010, the Partnership owed approximately $23,000 of accountable administrative expenses which is included in due to affiliates. There were no amounts outstanding at December 31, 2011.

In accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $220,000 and $216,000 during the years ended December 31, 2011 and 2010, respectively, to assist with real estate taxes, capital expenditures and operating expenses at Lewis Park Apartments. At December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $2,472,000. During the year ended December 31, 2011, the Partnership repaid the outstanding advances and accrued interest of approximately $2,949,000. There were no payments made during the year ended December 31, 2010. There were no outstanding advances or associated accrued interest at December 31, 2011. The interest rates charged on the outstanding advances made to the Partnership are based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $257,000 and $230,000 for the years ended December 31, 2011 and 2010, respectively.

The Partnership insured its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2011 and 2010, the Partnership was charged by Aimco and its affiliates approximately $62,000 and $72,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.70% of the outstanding Units as of December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2012. The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees.  Fees for audit services totaled approximately $40,000 and $42,000 for 2011 and 2010, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $9,000 and $7,000 for 2011 and 2010, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

      Statement of Net Assets in Liquidation - December 31, 2011.

Balance Sheet – December 31, 2010.

Statements of Discontinued Operations - Years ended December 31, 2011 and 2010.

Statements of Changes in Partners' Capital/Net Assets in Liquidation – Years ended December 31, 2011 and 2010.

Statements of Cash Flows – Years ended December 31, 2011 and 2010.

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

Date: March 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 20, 2012
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 20, 2012
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 20, 2012
Stephen B. Waters	Accounting

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

10.8              First Amendment to Purchase and Sale Contract between HCW Pension Real Estate Fund Limited Partnership, a Massachusetts limited partnership and CDC-Carbondale, LLC, an Alabama limited liability company, dated November 29, 2011, incorporated by reference to the Partnership’s Current Report on Form 8-K dated November 29, 2011.

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

101               XBRL (Extensible Business Reporting Language). The following materials from HCW Pension Real Estate Fund Limited Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) statement of net assets in liquidation (ii) balance sheet, (iii) statements of discontinued operations, (iv) statements of changes in partners’ capital/net assets in liquidation, (v) statements of cash flows, and (vi) notes to financial statements. (1)

(1)               As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.