Form 10-Q
period 2012-03-31
HCW PENSION REAL ESTATE FUND LTD PARTNERSHIP
filed 2012-05-11
CIK 745538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

STATEMENTS OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)
(Unaudited)

(In thousands)

	March 31,	December 31,
	2012	2011
Assets
Cash and cash equivalents	$ 298	$ 419
Due from affiliates	10	19
Receivables – other	--	21
Receivables – limited partners	63	--
Total assets	371	459

Liabilities
Accounts payable	--	75
Other liabilities	--	63
Distribution payable	37	37
Estimated costs to liquidate	44	60
Total liabilities	81	235

Net assets in liquidation	$ 290	$ 224

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis – Unaudited)

(In thousands)

For the Three Months Ended March 31, 2012

Net assets in liquidation at January 1, 2012	$ 224

Reduction to estimated settlement amount of liabilities	66

Net assets in liquidation at March 31, 2012	$ 290

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF DISCONTINUED OPERATIONS

(Unaudited)

(In thousands, except per unit data)

Three Months Ended March 30, 2011

Loss from continuing operations	$ --
Loss from discontinued operations:
Revenues:
Rental income	544
Other income	48
Total revenues	592

Expenses:
Operating	288
General and administrative	35
Depreciation	196
Property taxes	45
Interest	140
Total expenses	704

Net loss	$ (112)

Net loss allocated to general partner (2%)	$ (2)
Net loss allocated to limited partners (98%)	$ (110)

Net loss per limited partnership unit	$ (7.01)

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

Three Months Ended March 31, 2011

Cash flows from operating activities:
Net loss	$ (112)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	196
Amortization of loan costs	1
Change in accounts:
Receivables and deposits	(5)
Other assets	(69)
Accounts payable	6
Tenant security deposit liabilities	13
Accrued property taxes	60
Other liabilities	39
Due to affiliates	15
Net cash provided by operating activities	144

Cash flows used in investing activities:
Property improvements and replacements	(21)

Cash flows from financing activities:
Payments on mortgage note payable	(64)
Payments on advances from affiliate	(26)
Net cash used in financing activities	(90)

Net increase in cash and cash equivalents	33
Cash and cash equivalents at beginning of period	79
Cash and cash equivalents at end of period	$ 112

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 79
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 3

See Accompanying Notes to Financial Statements

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of December 31, 2011, HCW Pension Real Estate Fund Limited Partnership (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note D – Disposition of Investment Property“).

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

The accompanying unaudited financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. The statement of net assets in liquidation at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The accompanying statement of discontinued operations for the three months ended March 31, 2011 reflects the operations of Lewis Park Apartments as loss from discontinued operations as a result of the sale of the property on December 15, 2011 (as discussed in “Note D – Disposition of Investment Property”).

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Note B – Adjustments to Liquidation Basis of Accounting

At December 31, 2011, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $60,000.

Note C – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's sole property as compensation for providing property management services. The Partnership paid to such affiliates approximately $31,000 for the three months ended March 31, 2011, which is included in operating expenses. At December 31, 2011, the Partnership was owed approximately $9,000 for overpayment of property management fees, which is included in due from affiliates at December 31, 2011. The Partnership was reimbursed for the overpayment during the three months ended March 31, 2012.

An affiliate of the Managing General Partner earned asset management fees amounting to approximately $12,000 for the three months ended March 31, 2011, which is included in general and administrative expenses. The asset management fees are calculated based on a percentage of the tangible asset value of the Partnership as defined in the Partnership Agreement. The percentage as stipulated in the Partnership Agreement was 0.50% for 2011. At both March 31, 2012 and December 31, 2011, the Partnership was owed approximately $10,000 for overpayment of asset management fees which is included in due from affiliates. The Partnership was reimbursed for the overpayment subsequent to March 31, 2012.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $9,000 for the three months ended March 31, 2011, which is included in general and administrative expenses.

Prior to 2011, in accordance with the Partnership Agreement, AIMCO Properties, L.P., an affiliate of the Managing General Partner advanced the Partnership approximately $2,046,000 to assist with capital expenditures and operating expenses at Lewis Park Apartments. There were no advances received during the three months ended March 31, 2011. During the three months ended March 31, 2011, the Partnership repaid advances and associated accrued interest of approximately $30,000 with cash from operations. There were no outstanding advances or associated accrued interest at March 31, 2012 or December 31, 2011. The interest rates charged on the outstanding advances made to the Partnership were based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner reviewed the market rate adjustment quarterly. Interest expense was approximately $63,000 for the three months ended March 31, 2011.

During the three months ended March 31, 2012, the Partnership paid approximately $63,000 of Illinois withholding taxes on behalf of certain limited partners, which is included in receivables – limited partners at March 31, 2012.

The Partnership insured its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its former property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. The Partnership was charged by Aimco and its affiliates approximately $62,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2011.

Note D – Disposition of Investment Property

On December 15, 2011, the Partnership sold Lewis Park Apartments to a third party for a gross sales price of $11,200,000. The net proceeds realized by the Partnership were approximately $10,117,000 after payment of closing costs of approximately $183,000 and payment of prepayment penalties of $900,000 by the purchaser. The Partnership used approximately $3,476,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $8,602,000 as a result of the sale during the year ended December 31, 2011. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $999,000 as a result of the write off of the unamortized balance of loan costs of approximately $38,000 and prepayment penalties of approximately $961,000, of which approximately $61,000 was paid by the Partnership and approximately $900,000 was paid by the purchaser. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Illinois activities. During the year ended December 31, 2011, as a result of the sale of Lewis Park Apartments, the Partnership recognized current tax expense of approximately $6,000, which was reflected as a reduction of gain from sale of discontinued operations during 2011. The corresponding liability is included in other liabilities at December 31, 2011 and was paid during the three months ended March 31, 2012.

Note E – Distribution Payable

The distribution payable of approximately $37,000 at March 31, 2012 and December 31, 2011 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lewis Park Apartments.

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

Results of Operations

As of December 31, 2011, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Lewis Park Apartments, during December 2011.

On December 15, 2011, the Partnership sold Lewis Park Apartments to a third party for a gross sales price of $11,200,000. The net proceeds realized by the Partnership were approximately $10,117,000 after payment of closing costs of approximately $183,000 and payment of prepayment penalties of $900,000 by the purchaser. The Partnership used approximately $3,476,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $8,602,000 as a result of the sale during the year ended December 31, 2011. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $999,000 as a result of the write off of the unamortized balance of loan costs of approximately $38,000 and prepayment penalties of approximately $961,000, of which approximately $61,000 was paid by the Partnership and approximately $900,000 was paid by the purchaser. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Illinois activities. During the year ended December 31, 2011, as a result of the sale of Lewis Park Apartments, the Partnership recognized current tax expense of approximately $6,000, which was reflected as a reduction of gain from sale of discontinued operations during 2011. The corresponding liability is included in other liabilities at December 31, 2011 and was paid during the three months ended March 31, 2012.

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

During the three months ended March 31, 2012, net assets in liquidation increased by approximately $66,000. The increase in net assets in liquidation is due to a decrease in the estimated settlement amount of liabilities.

The statement of net assets in liquidation as of March 31, 2012 includes approximately $44,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2012. Because the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected liquidation period.

The Partnership made no distributions to its partners during the three months ended March 31, 2012 or 2011. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The distribution payable of approximately $37,000 at March 31, 2012 and December 31, 2011 represents the estimated Illinois withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Lewis Park Apartments.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 6,227 limited partnership units (the "Units") in the Partnership representing 39.70% of the outstanding Units as of March 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable.  If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

HCW PENSION REAL ESTATE FUND LIMITED PARTNERSHIP

By: HCW General Partner, Ltd.,
General Partner

By: IH, Inc.,
Managing General Partner

Date: May 11, 2012	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 11, 2012	By: /s/Stephen B. Waters
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

101               XBRL (Extensible Business Reporting Language). The following materials from HCW Pension Real Estate Fund Limited Partnership’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) statements of net assets in liquidation (ii) statement of changes in net assets in liquidation, (iii) statement of discontinued operations, (iv) statement of cash flows, and (v) notes to financial statements. (1)

(1)               As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.